Form 10KSB
period 2002-12-31
EAGLE RIVER MINING CORP
filed 2003-04-15
CIK 1202081

FORM 10-KSB

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[ x ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURTIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-100826

EAGLE RIVER MINING CORP.
(Exact name of registrant as specified in its charter)
NEVADA (State or other jurisdiction of incorporation or organization)	46-0498798 (IRS Employer Identification No.)

EAGLE RIVER MINING CORP.
141-757 West Hastings Street, Suite 328
Vancouver, BC
Canada
V6C 1A1
(Address of principal executive offices, including zip code)

(604) 813-2328
(Registrant's telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:     None

Securities registered under Section 12(g) of the Exchange Act:     Common Stock

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ ] No [ x ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ x ]

The Issuer's revenues for its most recent fiscal year is zero.

The aggregate market value of the voting common stock held by non-affiliates on April 14, 2003, computed at which the stock was sold, was $0, assuming solely for the purposes of this calculation that the directors and executive officers of the issuer are "affiliates." This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On April 14, 2003, there were 0 shares of common voting stock, $0.001 par value per share, held by non-affiliates.

Issuers Involved in Bankruptcy Proceedings During the Past Five Years

Not Applicable.

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: April 14, 2003 - 900,000 shares of Common Stock

Transitional Small Business Issuer Format (check one)

Yes [ ] No [ x ]

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

We were incorporated in the State of Nevada on August 6, 2002. Our administrative office is located at 141-757 West Hastings Street, Suite 328, Vancouver, BC, Canada, V6C 1A1, telephone number (604) 813-2328, and our registered statutory office is located at 4745 Caughlin Parkway, Reno, Nevada, USA, 89509. Our offices are leased from Archer Pacific Management Inc., a company wholly owned by Ernest Cheung, started in October 2002, on a month-to-month basis, and our monthly rental is $600 Canadian.

Business of the Company

In October of 2002, Rod Husband, a member of the board of directors, acquired the rights to explore the mineral property containing two 4-post mineral claims by staking same himself. It cost us US$256.41(Cdn$400). The claims are recorded in Mr. Husband's name to avoid paying additional fees, however, title to the claims has been conveyed by us by an unrecorded deed for consideration of US$6.41 (Cdn$10). Under British Columbia provincial law, if the deed is recorded in our name, we will have to pay a minimum of US$6.41 (Cdn$500) and file other documents, since we are a foreign corporation in Canada. An unrecorded deed is one which title to the property has been transferred to us, but the deed has not been filed with the British Columbia office of records. Title to the property is superior to all other unrecorded deeds. On the same day, Mr. Husband executed a Statement of Trustee declaring that he holds the property in trust for the Company, and will deliver full title on demand to the Company. Should Mr. Husband transfer title to another person and that deed is recorded before recording our deed, that person will have superior title and we will have none. If that event occurs, however, Mr. Husband will be liable to us for monetary damages for breach of his warranty of title. We have decided that if gold is recovered on the property and it is economical to remove the gold, we will record the deed, pay the additional tax, and file as a foreign corporation. We are in possession of the unrecorded deed and the decision to record or not record the deed is solely within our province. The property was chosen by Mr. Husband. The deed on our property has not been registered in our name. The recorded owner will have superior title to the property. Should we determine not to proceed with our planned business operations, we will revert the claims back to Mr. Husband for a consideration of US$6.41 (CDN$10), which will be paid by Mr. Husband.

The property was chosen for its potential to host precious metal mineralization, primarily gold. We plan to perform a modern exploration program over a relatively large area that is covered by our claims; recent exploration in the area in the late 1980's and early 1990s appears to have been on a very limited scale.

To date we have not performed any work on our property. We are presently in the exploration stage and there is no assurance that a commercially viable mineral deposit, a reserve, exists in our property until further exploration is done and a comprehensive evaluation concludes economic and legal viability.

Location and Access

The mining property comprises two 4-post mineral claims covering a total area of 1,000 hectares (2,470 acres). The property is located approximately 50 kilometers west-southwest of Kelowna, British Columbia, and 10 kilometers west of the formerly producing Brenda copper-molybdenum mine. Road access to the property is available from Highway 97C via the Sunset Main Forestry access roads. The property is accessible by Highway 97C.

Claim Status

The following table states claim names, claim size, tag numbers, tenure numbers and anniversary dates:
Claim Name	Units (Hectares)	Tag Number	Tenure Number	Expiry Date
SUN	20 (500 ha.)	244579	396864	October 8, 2003
SET	20 (500 ha.)	244580	396865	October 8, 2003

In order to maintain the claims the holder must either record the exploration work carried out on that claim during the anniversary year or pay cash in lieu. During the first three years of a claim's existence, the cash in lieu amount is US$64.10 (CDN$100) per unit with an additional US$6.41 (CDN$10) per unit recording fee; the cash in lieu amount increases to US$128.20 (Cdn$200) per unit after the third year. Work performed must equal or exceed the minimum specified value per unit; excess value of work in one year can be applied to cover work requirements on the claim for additional years. During the first three years, the Company must spend over US$2,564.10 (CDN$4,000)each year on exploration to keep the property in good standing. After the first three years the cost would be US$5,128.20 (CDN$8,000) per year.

Permits are required by the government of British Columbia for mineral exploration activities that involve surface disturbance. As the initial recommended exploration activities for our mineral property involve little or no surface disturbance, permits are not required at this stage.

Physiography and Climate

The property is situated in the Okanagan Plateau of south central British Columbia. The typical topography here is gently rolling, with rounded ridge tops and deeply incised dendritic stream valleys. The claims lie at elevations ranging from 1,400 metres (4,593 feet) above sea level in the southeast corner, to a high of 1,568 metres (5,145 feet) in the west-central portion of the property. The forest vegetation on the property consists mainly fir, pine, spruce and aspen, some of which has been harvested by logging.

The climate is characterized by relatively low precipitation with temperatures ranging from minus 20 degrees Celsius in the winter to over 30 degrees Celsius in the summer. The summer months are generally dry, while snow pack of up to two metres (6.5 feet) may accumulate during the winter. The property is easily accessible from mid April to late October, although some work such as geophysical surveys and drilling could take place year round.

The property is accessed by a network of good gravel logging roads. The city of Kelowna lies 50 kilometres to the east-northeast. It is a major service centre for the Okanagan Valley region. Provincial highways, rail freight lines, and an airport serve the city. Sufficient equipment, service suppliers and exploration personnel can be obtained in Kelowna.

Power is readily available from nearby transmission lines running in the formerly producing Brenda mine. Water in sufficient quantities for drilling is available from nearby streams and lakes.

Property Geology

We have a geologist report on the property provided by Stephen Kenwood dated October 13, 2002 (the "Kenwood Report"). Mr. Kenwood is a graduate of the University of British Columbia (1987) and holds a B.Sc. degree in geology. He is a member of the Association of Professional Engineers and Geologists of British Columbia and has been engaged in his profession by various mining exploration and/or geological consulting companies since 1987. According to the Kenwood Report, much of the property is covered by glacial drift. Outcrops are essentially restricted to roadcuts, ridge tops and stream gullies.

The property is underlain by volcanic and sedimentary rocks of the Nicola Group and by Middle Jurassic granites and granodiorites of the Osprey Lake batholith. The contact between these units trends northeasterly across the property. Early Tertiary feldspar porphyry stocks and dikes of the Otter intrusions occur throughout the property. Mapping by Dawson and Ray show a north-northeast striking, west-northwest dipping succession of andesitic flows and tuffs of the Peachland Creek formation and argillites and limy argillites of the Stemwinder Formation.

The main types of alteration recognized in the granitic rocks throughout the property are propylitic, argillic, sericitic, potassium feldspar stable phyllic, phyllic, advanced argillic and silicic. Locally, potassic alteration, skarnification and silicification are evident, but are relatively minor and do not appear to be related to mineralization.

Our Proposed Exploration Program

We must conduct exploration to determine what amount of minerals, if any, exist on our property and if any minerals which are found can be economically extracted and profitably processed.

Our exploration program is designed to economically explore and evaluate our properties. We do not claim to have any minerals or reserves whatsoever at this time on any of our properties.

Stephen Kenwood will oversee and conduct the exploration on our property. See "Property Geology" for a description of Mr. Kenwood's qualifications.

It is recommended that further exploration work be undertaken on the property to assess its potential to host gold mineralization within quartz (+ sulphide) veins and/or shear zones. Only cursory exploration has been done on the property.

A phased program of exploration activities will be undertaken, funds permitting with a goal of generating and prioritizing targets to test by trenching or drilling. Initial exploration activities (grid establishment, geological mapping, soil sampling, geophysical surveys) do not involve ground disturbance and will not require a work permit. Any follow-up trenching and/or drilling will require permits, applications for which should be submitted well in advance of the planned work.

The first phase of exploration should be a thorough assessment of the known showings along with basic prospecting and geological outcrop mapping to be undertaken while soil geochemical and geophysical grid work is performed. The primary target is precious metal vein-type mineralization; a second target to consider would be a porphyry style of copper-molybdenum mineralization.

Phase 1 will take about one and a half months and cost up to US$38,000. Phase 1 will be started in mid April and if there is snow or rain that causes the roads leading to our claims to be impassable, we will be unable to work until the roads are clear.

The makeup of the second phase of exploration will be contingent on the first phase and will serve to build on successful results from the first phase. It is expected that detailed geological mapping will be completed on the property as well as mechanical trenching and diamond drilling to test the extent of significant outcrop and geochemical/geophysical anomalies.

Phase 2 will take about 2 months and cost up to US$100,000.

If we find mineralized materials, we intend to try to explore the reserves ourselves, and/or bring in other interested parties or partners. Even if we receive the maximum proceeds from this offering, we would still need additional funds to explore the reserves.

Competitive Factors

The gold mining industry is fragmented. We compete with other exploration companies looking for gold. We are one of the smallest exploration companies in existence. We are an infinitely small participant in the gold mining market. While we compete with other exploration companies, there is no competition for the exploration or removal of mineral from out of our property. Readily available gold markets exist in Canada and around the world for the sale of gold. Therefore, we will be able to sell any gold that we are able to recover.

Regulations

Our mineral exploration program is subject to the Canadian Mineral Tenure Act (the "Act"). This Act sets forth rules for locating claims, posting claims, working claims and reporting work performed.

We are also subject to the British Columbia Mineral Exploration Code which tells us how and where we can explore for minerals. We must comply with these laws to operate our business. Compliance with these rules and regulations will not adversely affect our operations.

Phase I of our exploration program does not require a permit, from the British Columbia Government or agent of the British Columbia Government.

Phase II of our exploration program requires a permit from the district inspector, a provincial government agent. Exploration work that requires permitting includes:

  drilling, trenching and excavating using machinery;

  blasting;

  disturbance of ground by mechanical means;

  construction, modification, deactivation and reclamation of an exploration access;

  induced polarization surveys using exposed electrodes;

  site reclamation.

We are also required to give written or verbal notification to the district inspector prior to the commencement of exploration activities.

We are required to reclaim our mining claim after we have completed our exploration program. We must remove the garbage, drums of fuel, clean the spills and fill in the open trenches.

Environmental Law

We are also subject to the Health, Safety and Reclamation Code for Mines in British Columbia. This code deals with environmental matters relating to the exploration of mining properties. Its goals are to protect the environment through a series of regulations affecting Health, Safety Archeological Sites and exploration access.

We are responsible to provide a safe working environment, not disrupt archeological sites, and conduct our activities to prevent unnecessary damage to the property.

We will secure all necessary permits for exploration and, if exploration is warranted on the property, will file final plans of operation before we start any mining operations. We anticipate no discharge of water into active stream, creek, river or lake, or any other body of water regulated by environmental law or regulation. No endangered species will be disturbed. Restoration of the disturbed land will be completed according to law. All holes, pits and shafts will be sealed upon abandonment of the property. It is difficult to estimate the cost of compliance with the environmental law since the full nature and extent of our proposed activities cannot be determined until we start our operations and know what that will involve from an environmental standpoint.

We believe that we are in compliance with the Act and will continue to comply with the Act in the future. We believe that compliance with the Act will not adversely affect our business operations in the future.

Employees

Initially, we intend to use the services of subcontractors for manual labor exploration work on our property. We will be able to find subcontractors to perform the manual labor exploration work and we will pay the subcontractors the going rate at that time, for their services. Our only technical employees will be Angela Du and Ernest Cheung, our officers and directors.

Employees and Employment Agreements

At present, we have no employees, other than Ms. Du and Mr. Cheung, our officers and directors, who were not paid any compensation for their services. Ms. Du and Mr. Cheung do not have employment agreements with us. We presently do not have any pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to any employee.

Risk Factors

Risks associated with our Company are as follows:

1. We expect losses to continue, and the failure to generate revenues could cause us to go out of business.

We were incorporated on August 6, 2002, and we have not started our proposed business operations or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. We have not generated any operating revenues since inception. Our net loss since inception to December 31, 2002 is $17,256. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to locate a profitable mineral property, our ability to generate revenues and our ability to reduce exploration stage costs.

Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with the research and exploration of our mineral properties. We cannot guarantee that we will be successful in generating revenues in the future. Failure to generate revenues will cause us to go out of business.

2. We are subject to risks inherent in the establishment of a new business enterprise.

We are subject to risks inherent in the establishment of a new business enterprise including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns. If we are not able to address these events, should they occur, we may have to curtail or suspend our operations.

3. We have no known mineral reserves and if we cannot find a mineral reserve we will have to cease operations.

Because we have no mineral reserves, we have no current means for producing income. The cost of Phase 1 exploration will be about $38,000 and Phase 2 exploration will be about $100,000. Additional capital expenditures will have to be made after these phases before we will generate revenue. The amount of proceeds necessary to sustain operations for the next 12 months will be about $138,000. If we do not find a mineral reserve containing gold or if we cannot explore the mineral reserve, either because we do not have the money to do it or because it will not be economically feasible to do it, we will have to cease operations and you will lose your investment.

4. Weather interruptions in the Province of British Columbia may affect and delay our proposed exploration operations.

Our proposed exploration work can only be performed approximately five to eight months out of the year. This is because rain and snow may cause roads leading to our claims to be impassable from mid October to mid April. When roads are impassable, we are unable to work and generate income.

5. Because we are small and do not have much capital, we must limit our exploration. This may prevent us from realizing any revenues and you may lose your investment as a result.

Because we are small and do not have much capital, we must limit the time and money we expend on exploration of interests in our property. In particular:

we may not devote the time we would like to exploring our property;

we may not spend as much money as we would like to exploring our property;

we may not be able to rent the quality of equipment we would like to have for exploration; and

we may not be able to have the number of people working on our property that we would like to have.

By limiting our operations, it will take longer to explore our property. There are other larger exploration companies that could and probably would spend more time and money exploring the property that we have acquired.

6. We will have to suspend our exploration plans if we do not have access to all our supplies and materials we need.

Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies like dynamite, and equipment like bulldozers and excavators that we might need to conduct exploration. We have not attempted to locate or negotiate with any suppliers of products, equipment or materials. We will attempt to locate products, equipment and materials after this offering is complete. If we cannot find the products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment we need.

7. We may not have enough money to cover the expenses of offering, to complete our exploration and to absorb the costs of being a public company.

We anticipate that we will need $138,000 to complete the exploration. We may not have enough money to complete the exploration of our property. If it turns out that we do not have enough money to complete our exploration program, we will try to raise additional funds from a second public offering, a private placement or loans.

8. We may never have enough funds to complete our exploration of our property

At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future.

9. We may not be able to absorb the cost of being a public company

We may not be able to absorb the costs of being a public company. If we need additional money, and can't raise it, we will have to suspend or cease operations.

10. One of our officers and directors has conflicts of interest in that they are officers and directors of other mining companies.

One of our officers and directors has conflicts of interest in that he is an officer and director of other mining companies. In the future, if we decide to acquire a mining property, which is also sought by one of the companies which Mr. Rod Husband is an officer or director, a direct conflict of interest could result.

11. We owe our officers and directors a substantial amount of money that they are entitled to demand at any time and if they demand repayment of the amount we owe them it may compromise our business operations and you could lose your investment.

Ms. Angela Du and Archer Pacific Management, a company wholly owned by Ernest Cheung, advanced demand loans to us in the total sum of $159,075, which were used for organizational and start-up costs and operating capital. The loans do not bear interest and have not been paid as of the date hereof.. We issued two promissory notes reflecting the demand loans and they are due upon demand. Our officers agreed that they will accept payment from us when the money is available. However, if they demand repayment of the money owed to them before we are in a position to pay it this may harm our proposed business operations and new investors may lose there investment.

12. We may conduct further offerings in the future in which case your shareholdings will be diluted.

We may conduct further offerings in the future to finance our current project or to finance subsequent projects that we decide to undertake. If we decide to raise money or conduct further offerings in the future your shareholdings will be diluted.

13. The deed on our property has not been registered in our name. The recorded owner will have superior title to the property.

The claims are recorded in Mr. Husband's name to avoid paying additional fees, however, title to the claims have been conveyed by us by an unrecorded deed. Under British Columbia provincial law, if the deed is recorded in our name, we will have to pay a minimum of US$320.51 (CDN$500) and file other documents since we are a foreign corporation in Canada. An unrecorded deed is one which title to the property has been transferred to us, but the deed has not been filed with the British Columbia office of records. Title to the property is superior to all other unrecorded deeds. Should Mr. Husband transfer title to another person and that deed is recorded before recording our deed, that person would have superior title and we will have none.

ITEM 2.  DESCRIPTION OF PROPERTIES

The property our mining claims is located approximately 50 kilometers west-southwest of Kelowna, British Columbia, and 10 kilometers west of the formerly producing Brenda copper-molybdenum mine. Road access to the property is available from Highway 97C via the Sunset Main Forestry access roads. The property is accessible by Highway 97C.

Our administrative office is located at 141-757 West Hastings Street, Suite 328, Vancouver, BC, Canada, V6C 1A1, telephone number (604) 813-2328. Our office is leased from Archer Pacific Management Inc., a company wholly owned by Ernest Cheung, started in October 2002, on month to month basis, and our monthly rental is $600 Canadian.

ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any pending litigation and none is contemplated or threatened.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

There were no matters submitted to the shareholders during the fourth quarter of 2002.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

As of April 14, 2003 there was no public trading market for our common stock. As at December 31, 2002, we had two shareholders of record of our common stock.

We issued 900,000 unregistered common shares to the founders of the Company who are directors and officers of the Company on August 6, 2002 for a total amount of $6,030.

There are no outstanding options or warrants, or other securities convertible into common equity. Of the 900,000 shares of common stock outstanding as of April 14, 2003, all are restricted securities and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

On October 29, 2002, we filed a Form SB-2 Registration Statement for a public offering of up to 2,000,000 shares of common stock at the price of $0.10 per share (File No. 333-100826). The Securities and Exchange Commission declared it effective February 28, 2003. We have just commenced the offering. As at the date of this Annual Report, we have not issued any shares to the public.

We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future. There is no compensation plans under which our common stocks are authorized for issuance.

SEC Rule 15g

Our Company's shares are covered by Rule 15g of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) of the Exchange Act also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one-page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

Some discussion in this report may contain a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or word which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of December 31, 2002. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

We are a start-up, exploration stage company, and have not yet generated or realized any revenues from our business operations. We must raise cash in order to implement our plan and stay in business.

Our Company is engaged in exploration of our property. Our Company's principal resources have been acquired through issuance of Common Stock and from shareholder loans.

As at December 31, 2002, the Company had cash resources of $147,849. We do not know how long this money will last, however, we do believe it will last 12 months. It depends upon the amount of exploration we conduct and the cost thereof.

Results in Operations

From inception to August 6, 2002

We just recently acquired our first property, and are commencing the research and exploration stage of our mining operations on that property at this time.

Since inception, we have used our common stock to raise money, we have also obtained demand loans totaling $159,075 from our officers and directors, for our property acquisition, for corporate expenses and to repay outstanding indebtedness. Net cash provided by financing activities from inception to December 31, 2002 was $6,030, as a result of proceeds received from advances.

Liquidity and Capital Resources

As of December 31, 2002, we have yet to generate any revenues from our business operations.

We issued 900,000 founders shares on August 6, 2002. This was accounted for as capital of $6,030. Since our inception, Ms. Angela Du and Archer Pacific Management Inc., have advanced demand loans to us in the total sum of $159,075, which were used for organizational and start-up costs and operating capital. The loans do not bear interest and have not been paid as of the date hereof. Ms. Angela Du and Archer Pacific Management Inc. agreed that they will accept payment from us when the Company is able to pay back the demand loans.

As of December 31, 2002, our total assets were $147,849, and our total liabilities were $159,075.

Recent Sales of Unregistered Securities

Since inception on August 6, 2002, the Registrant has sold the following securities which were not registered under the Securities Act of 1933, as amended:
Name and Address of Beneficial Owner	Date	Shares	Consideration
Angela Du, 950-789 W Pender St, Vancouver, BC, V6C 1H2	August 6, 2002	450,000	US$[3,015]
Ernest Cheung[1], 141-757 W Hastings St,Suite 328 Vancouver, BC, V6C 1A1	August 6, 2002	450,000	US$[3,015]

[1] These shares are held by Archer Pacific Management Inc., a company wholly owned by Ernest Cheung.

We issued the foregoing restricted shares of common stock to Ms. Angela Du and Archer Pacific Management Inc. (wholly owned by Mr. Ernest Cheung) under Section 4(2) of the Securities Act of 1933. No commissions were paid to anyone in connection with the sale of the shares and no general solicitation was made to anyone.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TABLE OF CONTENTS
FINANCIAL STATEMENTS
INDEPENDENT AUDITORS REPORT
Balance Sheet
Statement of Stockholder's Equity (Deficit)
Statement of Operations
Statement of Cash Flows
NOTE TO THE FINANCIAL STATEMENTS

EAGLE RIVER MINING CORP.

(A pre-exploration stage company)

Financial Statements

(Expressed in U.S. Dollars)

December 31, 2002

Index

Report of Independent Accountants

Balance Sheet

Statement of Stockholders' Equity

Statement of Operations

Statement of Cash Flows

Notes to Financial Statements

MOORE STEPHENS ELLIS FOSTER LTD.

CHARTERED ACCOUNTANTS

1650 West 1st Avenue
Vancouver, BC Canada V6J 1G1
Telephone: (604) 734-1112 Facsimile: (604) 714-5916

Website: www.ellisfoster.com

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders

EAGLE RIVER MINING CORP.

(A pre-exploration stage company)

We have audited the balance sheet of Eagle River Mining Corp. ("the Company") (A pre-exploration stage company) as at December 31, 2002, the related statements of stockholders' deficiency, operations and cash flows from August 6, 2002 (inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2002 and the results of its operations and cash flows for the period from August 6, 2002 (inception) to December 31, 2002 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada	"MOORE STEPHENS ELLIS FOSTER LTD."
April 9, 2003	Chartered Accountants

EAGLE RIVER MINING CORP.

(A pre-exploration stage company)

Notes to Financial Statements

December 31, 2002

(Expressed in U.S. Dollars)

  Incorporation and Continuance of Operations

  The Company was formed on August 6, 2002 under the laws of the State of Nevada. The Company, a pre-exploration stage company, is engaged in the acquisition and exploration of mineral properties. The Company has an office in Vancouver, Canada.

  These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred recurring operating losses and requires additional funds to maintain its operations. Management's plans in this regard are to raise equity financing as required.

  These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from this uncertainty.

  The Company has not generated any operating revenues to date.

  Significant Accounting Policies

    Cash and Cash Equivalents

    Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased.

    Mineral Properties and Exploration Expenses

    Exploration costs are charged to operations as incurred until such time that proven reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. As at December 31, 2002, the Company did not have proven reserves.

    Costs of initial acquisition of mineral rights and concessions are capitalized until the properties are abandoned or the right expires.

    Exploration activities conducted jointly with others are reflected at the Company's proportionate interest in such activities.

    Costs related to site restoration programs are accrued over the life of the project.

    EAGLE RIVER MINING CORP.

    (A pre-exploration stage company)

    Notes to Financial Statements

    December 31, 2002

    (Expressed in U.S. Dollars)

    2. Significant Accounting Policies (continued)

    Accounting Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

    Advertising Expenses

    The Company expenses advertising costs as incurred. There was no advertising expenses incurred by the Company for the period ended December 31, 2002.

    Loss Per Share

    Loss per share is computed using the weighted average number of shares outstanding during the period. The Company has adopted SFAS No. 128, "Earnings Per Share". Diluted loss per share is equivalent to basic loss per share.

    Concentration of Credit Risk

    The Company places its cash and cash equivalents with high credit quality financial institutions. As of December 31, 2002, the Company had no balance in a bank beyond insured limits.

    Foreign Currency Transactions

    The Company is located and operating outside of the United States of America. It maintains its accounting records in U.S. Dollars, as follows:

    At the transaction date, each asset, liability, revenue and expense is translated into U.S. dollars by the use of the exchange rate in effect at that date. At the period end, monetary assets and liabilities are remeasured by using the exchange rate in effect at that date. The resulting foreign exchange gains and losses are included in operations.

    EAGLE RIVER MINING CORP.

    (A pre-exploration stage company)

    Notes to Financial Statements

    December 31, 2002

    (Expressed in U.S. Dollars)

    2. Significant Accounting Policies (continued)

    Fair Value of Financial Instruments

    The respective carrying value of certain on-balance-sheet financial instruments approximated their fair value. These financial instruments include cash and cash equivalents, promissory notes, other receivable and due from related party. Fair values were assumed to approximate carrying values for these financial instruments, except where noted, since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The Company is operating outside the United States of America and has significant exposure to foreign currency risk due to the fluctuation of the currency in which the Company operates and the U.S. dollars.

    Income Taxes

    The Company has adopted Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes, which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

    Accounting for Derivative Instruments and Hedging Activities

    The Company has adopted the Statement of Financial Accounting Standards No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities, which requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

    The Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes.

    EAGLE RIVER MINING CORP.

    (A pre-exploration stage company)

    Notes to Financial Statements

    December 31, 2002

    (Expressed in U.S. Dollars)

    2. Significant Accounting Policies (continued)

    Stock-Based Compensation

    The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-based Compensation. SFAS 123 encourages, but does not require, companies to adopt a fair value based method for determining expense related to stock-based compensation. The Company accounts for stock-based compensation issued to employees and directors using the intrinsic value method as prescribed under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations.

    The Company did not grant any stock options during the fiscal year 2002.

    Long-Lived Assets Impairment

    Long-term assets of the Company are reviewed when changes in circumstances require as to whether their carrying value has become impaired, pursuant to guidance established in Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for the impairment or Disposal of Long-Lived Assets. Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets will be written down to fair value.

    Comprehensive Income

    The Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Stockholders' Equity (Deficiency). Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners.

    The Company has no elements of "other comprehensive income" for the period ended December 31, 2002.

    EAGLE RIVER MINING CORP.

    (A pre-exploration stage company)

    Notes to Financial Statements

    December 31, 2002

    (Expressed in U.S. Dollars)

    2. Significant Accounting Policies (continued)

    New Accounting Pronouncements

  In April 2002, the Financial Accounting Standard Board issued Statement of Financial Accounting Standard No. 145 (SFAS 145), Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The rescission of SFAS No. 4, Reporting Gains and Losses from Extinguishments, and SFAS 64, Extinguishments of Debt Made to Satisfy Sinking Fund Requirements, which amended SFAS 4, will affect income statement classification of gains and losses from extinguishment of debt. SFAS  145 is effective for fiscal years beginning January 1, 2002. The adoption of SFAS 145 will not have an impact on the Company's financial statements.

  In June 2002, the Financial Accounting Standard Board issued Statement of Financial Accounting Standard No. 146 (SFAS 146), Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issued No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. SFAS 146 generally requires a liability for a cost associated with an exit or disposal activity to be recognized and measured initially at its fair value in the period in which the liability is incurred. The pronouncement is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 will not have an impact on the Company's financial statements.

  In December 2002, the Financial Accounting Standard Board issued Statement of Financial Accounting Standard No. 148 (SFAS 148), Accounting for Stock-based Compensation - Transition and Disclosure. SFAS 148 amends SFAS 123, Accounting for Stock-based Compensation, to provide alternative methods for voluntary transition to SFAS 123's fair value method of accounting for stock-based employee compensation. SFAS 148 also requires disclosure of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income (loss) and earnings (loss) per share in annual and interim financial statements. SFAS 148 is effective for fiscal years beginning after December 15, 2002. The adoption of SFAS 148 will not have an impact on the Company's financial statements.

  In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of indebtedness of Others - An Interpretation of FASB Statements of No. 5, 57 and 107 and rescission of FASB Interpretation No. 34. This interpretation clarifies the requirements for a guarantor's accounting for and disclosures of certain guarantees issued and outstanding. FIN 45 also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee. FIN 45 is effective for guarantees entered into or modified after December 31, 2002. The adoption of FIN 45 will not have impact on the Company's financial statements.

  EAGLE RIVER MINING CORP.

  (A pre-exploration stage company)

  Notes to Financial Statements

  December 31, 2002

  (Expressed in U.S. Dollars)

  2. Significant Accounting Policies (continued)

  (n) New Accounting Pronouncements (continued)

  In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities - An Interpretation of Accounting Research Bulletin (ARB) No. 51. This interpretation clarifies how to identify variable interest entities and how the Company should assess its interests in a variable interest entity to decide whether to consolidate the entity. FIN 46 applies to variable interest entities created after January 31, 2003, in which the Company obtains an interest after that date. Also, FIN 46 applies in the first fiscal quarter or interim period beginning after June 15, 2003, to variable interest entities in which the Company holds a variable interest that it acquired before February 1, 2003. The Company has not determined the impact FIN 46 may have on the financial statements.

  Mineral Property

  British Columbia, Canada - Sun Set Property

  In October 2002, the Company staked, under the name of a Company director, a mineral property consisting of two (2) claims covering approximately 2,500 acres located in Vernon, Canada, for approximately US$1,592. The director is the legal title holder of the claims, however, an unofficial deed has been signed by that director transferring 100% interest to the Company. This deed will not be filed with the appropriate government agent until such time that gold is discovered on the property and it is economical to remove the gold.

  Income Taxes

  As at December 31, 2002, the Company has estimated net operating losses carryforward for tax purposes of $17,000. This amount may be applied against future federal taxable income. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management's judgement about the realizability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

  The tax effects of temporary differences that give rise to the Company's deferred tax asset (liability) are as follows:

2002
Tax loss carry forwards	$ 5,950
Valuation allowance	(5,950)
$ -

  EAGLE RIVER MINING CORP.

  (A pre-exploration stage company)

  Notes to Financial Statements

  December 31, 2002

  (Expressed in U.S. Dollars)

  Related Party Transactions

    The demand promissory note is due from a company controlled by an individual related to a director of the Company.

    The amount due to a director and a shareholder is non-interest bearing, unsecured and due on demand.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Moore Stephens Ellis Foster Ltd., Chartered Accountants, has been retained to provide the review engagement report for our financial statements as of April 9, 2003. The change of accountant was approved by majority consent of the board of directors. We have contacted our former accountant, Cunningham & Associates LLP, Certified Public Accountants for dismissal of its services and there are no disagreements between us and the former accountant, Cunningham & Associates LLP, whether resolved or not resolved, on any matter of accounting principles or practices, financial statements disclosures or auditing scope or procedure, which would cause them to make reference to the subject matter of a disagreement in connection with their report from our inception to October 16, 2002. The former accountant's report on our financial statements does not contain any adverse opinions or disclaimers of opinions and is not qualified or modified as to uncertainty, auditing scope or accounting principles.

Prior to engaging the new accountant, we did not consult with it regarding any accounting or auditing concerns stated in Item 304(a)(2) of Regulation S-B.

We have provided Cunningham & Associates LLP with a copy of the disclosure provided within this caption of this report and has advised the Commission as to whether it agrees or disagrees with the disclosure made herein.

A copy of its response is attached hereto and incorporated herein by this reference. See item 13.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT OF THE COMPANY

Officers and Directors

Each of our directors is elected by stockholders to a term of one year and serves until his or her successor is elected and qualified. Each of our officers is elected by the board of directors to a term of one year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The Board of directors has no nominating, auditing or compensation committees.

The names, addresses, ages and positions of our present officers and directors are set forth below:
Full Name and Resident Address	Age	Positions
Angela Du, 950-789 West Pender Street, Vancouver, BC, V6C 1H2	33	President and Director
Ernest Cheung, 141-757 West Hastings Street, Suite 328 Vancouver, BC, V6C 1A1	52	Secretary/Treasurer/Director
Rod Husband, 3316 West Third Avenue, Vancouver, BC, V6R 1L4	40	Director

The persons named above have held their offices/positions since inception of our company and are expected to hold their offices/positions until the next annual general meeting of our stockholders.

Background of Officers and Directors

Ms. Angela Du has been our President and member of our board of directors since the inception of our business. Ms. Du has devoted approximately 30% of her professional time to our business and intends to continue to devote this amount of time in the future:

Ms. Du received a Bachelor of Science in International Finance in 1992 from East China Normal University and a Master of Science in Finance and Management Science in 1996 from the University of Saskatchewan, Canada.

Since 1996, Ms. Du has been a director of XIN NET Corp. a Nevada company doing internet business in China (XNET:OTCBB)

Since 1996, Ms. Du has been the president and a director of Internet Investment Corp. a wholly owned subsidiary of XIN NET Corp. in Canada.

From 1996 to 1999 Ms. Du also served as the president of XIN NET Corp.

Mr. Ernest Cheung has been our Secretary, Treasurer and member of our board of directors since the inception of our business. Mr. Cheung has devoted approximately 5% of his professional time to our business and intends to devote this amount of time in the future:

Mr. Cheung received a Bachelors Degree in Math in 1973 from the University of Waterloo, Ontario. He received a MBA in Finance and Marketing from Queen's University, Ontario, in 1975.

Mr. Cheung has been involved in venture capital markets for many years.

Since January of 1997, Mr. Cheung has been the President of Agro International Holdings Inc., an agriculture company (AOH:TSX).

Since May of 2000, Mr. Cheung has been President of China NetTV Holdings Inc., a Set Top Box Technology Company (CTVH:OTCBB).

Since April of 1997, Mr. Cheung has been Secretary of Drucker, Inc., an Oil and Gas Company (DKIN:OTCBB).

Since June of 1998, Mr. Cheung has been an independent director of ITT World Investment Group Inc., a beverage distribution company (IWI.A:TSX)

Since April of 1999, Mr. Cheung has been an independent director of NetNation Communications Inc., a domain name registration company (NNCI:NASDAQ Small Cap.).

Since August of 1998, Mr. Cheung has been a director of Pacific E. Link Corp., an advertising company (PLC:TSX).

Since May of 1995 Mr. Cheung has been President of Richco Investors, Inc., a company which provides capital market services (YRU.A:TSX).

Since March of 1997, Mr. Cheung has been an independent director of Spur Ventures, Inc., a fertilizer company (SVU:TSX).

Since December of 2001, Mr. Cheung has been Secretary of Xin Net Corp., a China Internet Company (XNET:OTCBB).

From 1991 to 1993 he was Vice-President of Midland Walwyn Capital, Inc. of Toronto, Canada, now known as Merill Lynch Canada.

From 1992 until 1995 he served as Vice President and Director of Tele Pacific International Communications Corp.

Mr. Rod Husband has been a member of our board of directors since the inception of our business. Mr. Husband has devoted approximately 2% of his professional time to our business and intends to continue to devote this amount of time in the future:

Mr. Husband received a Bachelor of Science (Geology) in 1987 from the University of British Columbia. He has been a registered member of the Association of Professional Engineers and Geologists of British Columbia since 1992.

Mr. Husband has been involved in the venture capital market for the past 12 years, through his involvement as a geological consultant and management consultant, to various public and private companies.

Since 1991, Mr. Husband has been the president of Pro Group Geological Ltd., a private British Columbia, Canada company providing exploration and management services.

Since 1996, Mr. Husband is a director of Majestic Gold Corp., a natural resource exploration company which is listed on the TSX (MJS:TSX).

From 1996 to 2000, Mr. Husband was a director of Ballad Ventures Inc., a natural resource exploration company which is listed on the TSX (BAL:TSX).

From 1996 to 1999, Mr. Husband was a director of Kinvara Ventures Inc., a natural resource exploration company which is listed on the TSX (KIN: TSX).

Since 1995, Mr. Husband has been a partner with MCG Market Catalyst Group Inc., a private venture capital group, based in Vancouver, British Columbia.

Conflicts of Interest

We believe that Mr. Rod Husband will be subject to conflicts of interest. The conflicts of interest arise from Mr. Husband's relationships with other mining corporations. In the future, Mr. Husband will continue to be involved in the mining business for other entities and their involvement could create a conflict of interest. At the present time, we do not foresee a direct conflict of interest because we do not intend to acquire any additional mining properties. The only conflicts that we foresee is Mr. Husband's devotion of time to mining projects that do not involve us.

Specifically, Mr. Husband is a director of Majestic Gold Corp., Ballad Ventures Inc. and Kinvara Ventures Inc., all of which are engaged in the mining business.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, our officer and director has: (1) not filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two yeas before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) were convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) were the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) were the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) were found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) were found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

ITEM 10.  EXECUTIVE COMPENSATION

Ms. Du, Messrs. Cheung and Husband, our officers and directors, were not compensated for their services and there are no plans to compensate them in the near future until such time as we generate sufficient revenue to do so. The proceeds of this offering will not be used to compensate them.

Indemnification

Under our Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to a proceeding, including any lawsuit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is being indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may also be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors and officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of December 31, 2002, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of more than 5% or more of the total outstanding shares. The table also reflects what their percentage of ownership is of the outstanding shares. The stockholder listed below has direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares:

The persons named below may be deemed to be a parent and promoter of our company within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of their direct and indirect stock holdings. Ms. Du and Mr. Cheung are the only promoters of our company.

Name and Address of Beneficial Owner	Number of Shares Owned	Office/Position	Percentage of Ownership
Angela Du 950-789 W. Pender St Vancouver, BC V6C 1H2	450,000	President and Director	50.00
Ernest Cheung[1], 141-757 W Hastings St, Suite 328 Vancouver, BC, V6C 1A1	450,000	Secretary/Treasurer and Director	50.00
Rod Husband, 3316 W Third Ave, Vancouver, BC V6R 1L4	nil	Director	nil
All Officers and Directors, as a Group (2 persons)	900,000		100

[1] These shares are held by Archer Pacific Management Inc., a company wholly owned by Ernest Cheung.

Changes in Control

To the knowledge of management, there are no present arrangements or pledges of our securities that may result in a change in our control of the Company.

Equity Compensation Plans

We have no compensation plans (including individual compensation arrangements) under which securities are authorized for issuance.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On August 6, 2002, we issued a total of 900,000 shares of restricted common stock to Ms. Du and Ernest Cheung (in the name of his company, Archer Pacific Management Inc.), officers and directors of the Company. This was accounted for as capital of $6,030.

Since our inception, Ms. Du and Archer Pacific Management Inc., advanced demand loans to us in the total sum of $159,075, which were used for organizational and start-up costs and operating capital. The loans do not bear interest and have not been paid as of the date hereof. There are two promissory notes reflecting the loans and they are not due on a specific date. See "Risk Factors".

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K

No Form 8-Ks have been filed since inception.

Exhibits

The following Exhibits are incorporated herein by reference from the Registrant's Form SB-2 Registration Statement filed with the Securities and Exchange Commission, SEC file #333-100826 on October 29, 2002. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:
Exhibit No.	Document Description
3.1*	Articles of Association
3.2*	Bylaws
4.1*	Specimen Stock Certificate
4.2*	Promissory Note to Archer Pacific Management Inc. for $31,045
4.3*	Promissory Note to Angela Du for $131,045
10.1*	Sun Claim
10.2*	Set Claim
10.3*	Statement of Trustee
10.4*	Deed
16.1	Letter from Cunningham & Associates LLP
99.1*	Subscription Agreement

*  Incorporated by reference to same exhibit filed with the Company's Form SB-2 Registration Statement on October 29, 2002.

ITEM 14.  CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Within 90 days prior to the date of this report, the Company's management carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in connection with the filing of this Annual Report on Form 10-KSB for the year ended December 31, 2002.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of April, 2003.
EAGLE RIVER MINING CORP. (Registrant) BY: /s/ Angela Du Angela Du President and a member of the Board of Directors (who also performs the function of principal chief executive officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.
/s/ Ernest Cheung Ernest Cheung Secretary, Treasurer and a member of the Board of Directors (who also performs the function of principal financial officer and principal accounting officer) 03/28/2003

CERTIFICATIONS

I, Angela Du, certify that:

1. I have reviewed this annual report on Form 10-KSB of EAGLE RIVER MINING CORP.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 14, 2003
By:	/s/ Angela Du Angela Du President and a member of the Board of Directors (who also performs the function of principal chief executive officer)

I, Ernest Cheung, certify that:

1. I have reviewed this annual report on Form 10-KSB of EAGLE RIVER MINING CORP.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 14, 2003
By:	/s/ Ernest Cheung Ernest Cheung Secretary, Treasurer and a member of the Board of Directors (who also performs the function of principal financial officer and principal accounting officer)