Form 10QSB
period 2003-03-31
EAGLE RIVER MINING CORP
filed 2003-05-14
CIK 1202081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549

FORM 10-QSB

(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended March 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from __________to___________

Commission file number 333-100826

EAGLE RIVER MINING CORP.
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	46-0498798 (IRS Employer Identification No.)
141-757 West Hastings Street, Vancouver, BC, Canada, V6C 1A1 (Address of principal executive offices)
(604) 813-2328 (Issuer's Telephone Number)
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X ] No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes [ ] No [ ].

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

Common shares outstanding as of March 31, 2003: 900,000

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The Registrant falls within the provision of Rule 13a-13(c)(2) of the Securities Exchange Act of 1934 as amended, and claims exemption thereunder from the requirement to file the interim financial statement for the period ended March 31, 2003.

Item 2. Management's Discussion and Analysis or Plan of Operation

This section includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or word which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this prospectus. These forward-looking states are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

We are a start-up, exploration stage company and have not yet generated or realized any revenues from our business operations. We must raise cash in order to implement our plan and stay in business.

There is no historical financial information about our company upon which to base an evaluation of our performance. We are an exploration stage company and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services.

To become profitable and competitive, we conduct research and exploration of the property, where we have mining interest thereon, before we start production on any minerals we may find. We will seek equity financing to provide for the capital required to implement our research and exploration phases.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, explore or expand our operations. Equity financing could result in additional dilution to existing shareholders.

We acquired our first mining property interest by staking the property in October of 2002 and are commencing the research and exploration stage of our mining operations on that property at this time. In October of 2002, Rod Husband, a member of the board of directors, acquired the mineral property interest containing two 4-post mineral claims by staking the same himself. The company paid $400 (Canadian dollars) to stake the claims. The claims are recorded in Mr. Husband's name to avoid paying additional fees, however, title to the claims has been conveyed to us by an unrecorded deed. An unrecorded deed is one which title to the property has been transferred to us, but the deed has not been filed with the British Columbia office of records. Title to the property is superior to all other unrecorded deeds. Should Mr. Husband transfer title to another person and that deed is recorded before recording our deed, that person will have superior title and we will have none. If that event occurs, however, Mr. Husband will be liable to us for monetary damages for breach of his warranty of title. Under British Columbia provincial law, if the deed is recorded in our name, we will have to pay a minimum of $500 (Canadian dollars) and file other documents since we are a foreign corporation in Canada. We have decided that if gold is discovered on the property and it is economical to remove the gold, we will record the deed, pay the additional tax, and file as a foreign corporation. We are in possession of the unrecorded deed and the decision to record or not record the deed is solely within our province.

Since inception, we have used our common stock to raise money in the amount of $6,030 from our founders. We have also obtained demand loans totaling $159,075 from our officers, for our mining interest acquisition, for corporate expenses and to repay outstanding indebtedness. As of the date of this report we further raised $28,000 through our public offering under the registrants statement form Sb-2 (File Number 333-100826) effective on February 28, 2002.

As at March 31, 2003, we had cash resources of $125,000. No proceeds from the public offering has yet been used. We do not know how long the money will last, however, we do believe it will last 12 months.

As of March 31, 2003, we have yet to generate any revenues from our business operations.

We issued 900,000 founders' shares on August 6, 2002. This was accounted for as advances of $6,030.00. Since our inception, Ms. Angela Du and Archer Pacific Management Inc., a company wholly owned by Ernest Cheung, one of our directors and officers, advanced demand loans to us in the total sum of $159,075, which are used for organizational and start-up costs and operating capital. The loans do not bear interest and have not been paid as of the date hereof. We issued two promissory notes reflecting the demand loans and they are due upon demand. Ms. Angela Du and Archer Pacific Management Inc. agreed that they will accept payment from us when the money is available. As of the date of this report, we further issued 280,000 shares pursuant to our public offering referred to above.

As of March 31, 2003, our total assets were $128,845 and our total liabilities were $162,075.

We must conduct exploration to determine what amount of minerals, if any, exist on the properties where we have mining interest and if any minerals which are found can be economically extracted and profitably processed.

Our exploration program is designed to economically explore and evaluate the properties where we have mining interest. We do not claim to have any minerals or reserves whatsoever at this time on any of our properties.

We intend to implement an exploration program and intend to proceed in the following phases:

The first phase of exploration should be a thorough assessment of the known showings along with basic prospecting and geological outcrop mapping to be undertaken while soil geochemical and geophysical grid work is performed. The primary target is precious metal vein-type mineralization; a second target to consider would be a porphyry style of copper-molybdenum mineralization.

Phase 1 will take about one and a half months and cost up to US$38,000. Phase 1 will be started in September of 2003, after the completion of our public offering pursuant to the registration statement Form SB-2 referred to above, and if there is snow or rain that causes the roads leading to our claims to be impassable, we will be unable to work until the roads are clear.

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

Initially, we intend to use the services of subcontractors for manual labor exploration work on our properties. Our only technical employees will be Angela Du and Ernest Cheung, our officers and directors.

At present, we have no employees, other than Ms. Due and Mr. Cheung, our officers and directors, who were not paid any compensation for their services. Ms. Du and Mr. Cheung do not have employment agreements with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to any employee.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)

Exhibit No.	Description
3.1*	Articles of Incorporation
3.2	Bylaws (Amended)
4.1*	Specimen Stock Certificate

*Filed as an Exhibit to the Company's Registration Statement on Form SB-2, dated October 29, 2002, and incorporated herein by this reference.

(b)    No reports on Form 8-K and no financial statements were filed during the quarter for which this report is filed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 13, 2003

EAGLE RIVER MINING CORP.

By: /s/ "Angela Du"
Angela Du, President and Director

By: /s/ "Ernest Cheung"
Ernest Cheung, Secretary and Director
(who also performs the function of principal financial officer and principal accounting officer)

I, Angela Du, certify that:

1.  I have reviewed this quarterly report on Form 10-QSB of Eagle River Mining Corp.

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respect the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.  I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

(Signature) (Title) (Date)	/s/ "Angela Du" Angela Du President and Director May 13, 2003

I, Ernest Cheung, certify that:

1.  I have reviewed this quarterly report on Form 10-QSB of Eagle River Mining Corp.

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respect the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.  I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

(Signature) (Title) (Date)	/s/ "Ernest Cheung" Ernest Cheung Secretary and Director (who also performs the function of principal financial officer and principal accounting officer) May 13, 2003