Form 10QSB
period 2003-06-30
EAGLE RIVER MINING CORP
filed 2003-08-13
CIK 1202081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549

FORM 10-QSB

(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended June 30, 2003

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

Common shares outstanding as of August1, 2003: 1,507,000

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The Registrant falls within the provision of Rule 13a-13(c)(2) of the Securities Exchange Act of 1934 as amended, and claims exemption thereunder from the requirement to file the interim financial statement for the period ended June 30, 2003.

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

Since inception, we have used our common stock to raise money in the amount of $6,030 from our founders. We have also obtained demand loans totaling $159,075 from our officers, for our mining interest acquisition, for corporate expenses and to repay outstanding indebtedness. We completed our public offering on May 28, 2003 under the registrants statement form Sb-2 (File Number 333-100826) effective on February 28, 2003, by raising a total of $63,129.

As of June 30, 2003, we had cash resources of $181,000. No proceeds from the public offering has yet been used. We do not know how long the money will last, however, we do believe it will last 12 months.

As of June 30, 2003, we have yet to generate any revenues from our business operations.

We issued 900,000 founders' shares on August 6, 2002. This was accounted for as subscription of our common shares for $6,030.00. Since our inception, Ms. Angela Du and Archer Pacific Management Inc., a company wholly owned by Ernest Cheung, one of our directors and officers, advanced demand loans to us in the total sum of $159,075. The loans do not bear interest and have not been paid as of the date hereof. We issued two promissory notes reflecting the demand loans and they are due upon demand. Ms. Angela Du and Archer Pacific Management Inc. agreed that they will accept payment from us when the money is available. We further issued 607,000 shares pursuant to our public offering referred to above.

As of June 30, 2003, our total assets were $183,600and our total liabilities were $161,600.

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

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)

Exhibit No.	Description
3.1*	Articles of Incorporation
3.2**	Bylaws (Amended)
4.1*	Specimen Stock Certificate

*Filed as an Exhibit to the Company's Registration Statement on Form SB-2, dated October 29, 2002, and incorporated herein by this reference.
**Filed as an Exhibit to the Company's Form 10-QSB for the Quarterly period ended March 31, 2003.

(b)    No reports on Form 8-K and no financial statements were filed during the quarter for which this report is filed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August1, 2003

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

(Signature) (Title) (Date)	/s/ "Angela Du" Angela Du President and Director August 1, 2003

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

(Signature) (Title) (Date)	/s/ "Ernest Cheung" Ernest Cheung Secretary and Director (who also performs the function of principal financial officer and principal accounting officer) August 1, 2003