Form 10QSB
period 2003-09-30
EAGLE RIVER MINING CORP
filed 2003-11-04
CIK 1202081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549

FORM 10-QSB

(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended September 30, 2003

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

Common shares outstanding as of October24, 2003: 1,507,000

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The Registrant falls within the provision of Rule 13a-13(c)(2) of the Securities Exchange Act of 1934 as amended, and claims exemption thereunder from the requirement to file the interim financial statement for the period ended September 30, 2003.

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

As of September 30, 2003, we had cash resources of $179,083. No proceeds from the public offering has yet been used. We do not know how long the money will last, however, we do believe it will last 12 months.

As of September 30, 2003, we have yet to generate any revenues from our business operations.

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

As of September 30, 2003, our total assets were $183,094 and our total liabilities were $183,086.

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

As of the date of this filing, we have contracted with Mr. Stephen Kenwood, an independent project geologist, to complete the first portion of Phase 1 by providing basic prospecting and geological outcrop mapping and performing soil geochemical and geophysical grid work for an approximate cost of $5,500. A budget is attached.

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

BUDGET
Personnel:
Project Geologist - 7 days @ $300.00	$2,100.00
Senior Technician - 5 days @ $200.00	$1,000.00
Rentals:
Truck - 5 days @ $50.00	$250.00
Field Equipment - 10 man days @ $10.00	$100.00
Camp - 10 man days @ $35.00	$350.00
Analyses:
Rock - 20 @ $15.00	$300.00
Expenses:
Meals, Groceries - 10 man days @ $35.00	$350.00
Communications:	$15.00
Fuel:	$140.00
Field supplies (Consumables):	$250.00
Maps, Printing and Reproduction:	$125.00
Subtotal	$4,980.00
Contingency - 10%	$498.00
Total	$5,478.00

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)

Exhibit No.	Description
3.1*	Articles of Incorporation
3.2**	Bylaws (Amended)
4.1*	Specimen Stock Certificate
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

Dated: October24, 2003

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

(Signature) (Title) (Date)	/s/ "Angela Du" Angela Du President and Director October24, 2003

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

(Signature) (Title) (Date)	/s/ "Ernest Cheung" Ernest Cheung Secretary and Director (who also performs the function of principal financial officer and principal accounting officer) October24, 2003