Form 10KSB
period 2003-12-31
EAGLE RIVER MINING CORP
filed 2004-04-09
CIK 1202081

FORM 10-KSB

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[ x ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURTIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

(778) 881-0939
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

The aggregate market value of the voting common stock held by non-affiliates on March31, 2004, computed at which the stock was sold, was $0, assuming solely for the purposes of this calculation that the directors and executive officers of the issuer are "affiliates." This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On March31, 2004, there were 1,507,000 shares of common voting stock, $0.001 par value per share, held by non-affiliates.

Issuers Involved in Bankruptcy Proceedings During the Past Five Years

Not Applicable.

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: March31, 2004 - 1,507,000 shares of Common Stock

Transitional Small Business Issuer Format (check one)

Yes [ ] No [ x ]

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

We were incorporated in the State of Nevada on August 6, 2002. Our administrative office is located at 141-757 West Hastings Street, Suite 328, Vancouver, BC, Canada, V6C 1A1, telephone number (778) 881-0939, and our registered statutory office is located at 4745 Caughlin Parkway, Reno, Nevada, USA, 89509. Our offices are leased from Archer Pacific Management Inc., a company wholly owned by Ernest Cheung, started in October 2002, on a month-to-month basis, and our monthly rental is $600 Canadian.

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

Claim Status

The following table states claim names, claim size, tag numbers, tenure numbers and anniversary dates:
Claim Name	Units (Hectares)	Tag Number	Tenure Number	Expiry Date
SUN	20 (500 ha.)	244579	396864	October 8, 2004
SET	20 (500 ha.)	244580	396865	October 8, 2004

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

Phase 1 will take about one and a half months and cost up to US$38,000. In or aboutFebruary 2004, we contacted Mr. Stephen Kenwood, an independent project geologist, to conduct the first portions of Phase I program by providing mapping and geologist and geochemical sampling for an approximate cost of $5,500.00 Due to the shortage of qualified personnel and inclement weather conditions, we may have to be prepared to wait a while before starting this phase.

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

We were incorporated on August 6, 2002, and we have not started our proposed business operations or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. We have not generated any operating revenues since inception. Our net loss since inception to December 31, 2003 is $41,975. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to locate a profitable mineral property, our ability to generate revenues and our ability to reduce exploration stage costs.

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

Our administrative office is located at 141-757 West Hastings Street, Suite 328, Vancouver, BC, Canada, V6C 1A1, telephone number (778) 881-0939. Our office is leased from Archer Pacific Management Inc., a company wholly owned by Ernest Cheung, started in October 2002, on month to month basis, and our monthly rental is $600 Canadian.

ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any pending litigation and none is contemplated or threatened.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

There were no matters submitted to the shareholders during the fourth quarter of 2003.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

On March 22, 2004 our common stock was approved to be quoted on the OTC Bulletin Board. As at December 31, 2003, we had 56 shareholders of record of our common stock.

We issued 900,000 unregistered common shares to the founders of the Company who are directors and officers of the Company on August 6, 2002 for a total amount of $6,030.

There are no outstanding options or warrants, or other securities convertible into common equity. Of the 1,507,000 shares of common stock outstanding as of March31, 2004, 900,000 are restricted securities and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

On October 29, 2002, we filed a Form SB-2 Registration Statement for a public offering of up to 2,000,000 shares of common stock at the price of $0.10 per share (File No. 333-100826). The Securities and Exchange Commission declared it effective February 28, 2003. We commenced the offering after the effective date and completed the offering on May 28, 2003 by issuance of 607,000 shares of our common stock and raised $63,129. There was no underwriter for the public offering. Since the effective date of the offering, from the $63,129 raised, we have incurred about $1,925 for the cost of maintaining and exploring our claims; $24,683 for legal fees; $2,902 in audit fees; about $1,000 for transfer agent fees; and $2,402 in general administration and office costs for a total of about $32,900.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

Some discussion in this report may contain a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or word which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of December 31, 2003. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

We are a start-up, exploration stage company, and have not yet generated or realized any revenues from our business operations. We must raise cash in order to implement our plan and stay in business.

Our Company is engaged in exploration of our property. Our Company's principal resources have been acquired through issuance of Common Stock and from shareholder loans.

As at December 31, 2003, the Company had cash resources of $191,784. We do not know how long this money will last, however, we do believe it will last 12 months. It depends upon the amount of exploration we conduct and the cost thereof.

Results in Operations

From inception to present.

We acquired our first mining claims and are commencing the research and exploration stage of our mining operations on that property of our claims at this time.

Since inception, we have used our common stock to raise money, we have also obtained demand loans totaling $159,075 from our officers and directors, for our property acquisition, for corporate expenses and to repay outstanding indebtedness. Net cash provided by financing activities from inception to December 31, 2003 was $225,805, as a result of proceeds received from advances.

We have spent a total of $43,577 for legal fees of which about $37,500 was for the preparation and filing of the registration statement, $6,000 was for the preparation and filing of the quarterly and annual financial statements and $1,000 was for other legal advice and services.

We have spent a total of $2,902 for audit fees of which included the filing of the registration statement, the December 31, 2002 financial statements and the quarterly and annual financial statements for the 2003 year.

From inception, about $1,000 was spent on transfer agent fees, and $2,402 was spent for office administration and general office costs.

Liquidity and Capital Resources

As of December 31, 2003, we have yet to generate any revenues from our business operations.

We issued 900,000 founders shares on August 6, 2002. This was accounted for as capital of $6,030. Since our inception, Ms. Angela Du and Archer Pacific Management Inc., have advanced demand loans to us in the total sum of $159,075, which were used for organizational and start-up costs and operating capital. The loans do not bear interest and have not been paid as of the date hereof. Ms. Angela Du and Archer Pacific Management Inc. agreed that they will accept payment from us when the Company is able to pay back the demand loans. We have also received $63,129 from the public offering.

As of December 31, 2003, we had cash resources of $191.784 amounts payable and accrued liability of $159,075. This was primarily comprised of the $131,045 loan from the founder.

Recent Sales of Unregistered Securities

Since inception on August 6, 2002, the Registrant has sold the following securities which were not registered under the Securities Act of 1933, as amended:
Name and Address of Beneficial Owner	Date	Shares	Consideration
Angela Du, 950-789 W Pender St, Vancouver, BC, V6C 1H2	August 6, 2002	450,000	US$3,015
Ernest Cheung[1], 141-757 W Hastings St, Suite 328 Vancouver, BC, V6C 1A1	August 6, 2002	450,000	US$3,015

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

From inception, we have spent $3,517 on our claims. This includes the cost of stakingand assessment work to maintain the claims in each of 2002 and 2003 respectively.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TABLE OF CONTENTS
FINANCIAL STATEMENTS
INDEPENDENT AUDITORS REPORT
Balance Sheet
Statement of Stockholder's Equity (Deficit)
Statement of Operations
Statement of Cash Flows
NOTE TO THE FINANCIAL STATEMENTS

EAGLE RIVER MINING CORP.

(A pre-exploration stage company)

Financial Statements

(Expressed in U.S. Dollars)

December 31, 2003

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

Telephone: (604) 734-1112 Facsimile: (604) 714-5916

Website: www.ellisfoster.com

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders

EAGLE RIVER MINING CORP.

(A pre-exploration stage company)

We have audited the balance sheets of Eagle River Mining Corp. ("the Company") (A pre-exploration stage company) as at December 31, 2003 and 2002, the related statements of stockholders' equity, operations and cash flows for the year ended December 31, 2003 and the period from August 6, 2002 (inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2003 and 2002 and the results of its operations and its cash flows for the year ended December 31, 2003 and the period from August 6, 2002 (inception) to December 31, 2002 in conformity with generally accepted accounting principles in the United States of America.

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
Vancouver, Canada	"MOORE STEPHENS ELLIS FOSTER LTD."
March 8, 2004	Chartered Accountants

EAGLE RIVER MINING CORP.
(A pre-exploration stage company)

Balance Sheets
December 31, 2003 and 2002
(Expressed in U.S. Dollars)
	2003	2002

ASSETS

Current
Cash and cash equivalents	$3,692	$12,220
Demand promissory note (Note 3)	171,546	134,509
Other receivable	16,546	1,120

Total current assets	191,784	147,849

Mineral property (Note 4)	-	-

Total assets	$191,784	$147,849

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Liabilities

Current
Due to a director	$131,045	$131,045
Due to a shareholder	28,030	28,030

	159,075	159,075

Stockholders' Equity (Deficiency)

Share capital
Authorized:
75,000,000	common shares with a par value of $0.001 per share
Issued and outstanding: 1,507,000 common shares	1,507	900

Additional paid-in capital	73,177	5,130

(Deficit) accumulated during the pre-exploration stage	(41,975)	(17,256)

Total stockholders' equity (deficiency)	32,709	(11,226)

Total liabilities and stockholders' equity (deficiency)	$191,784	$147,849

The accompanying notes are an integral part of these financial statements.
EAGLE RIVER MINING CORP.
(A pre-exploration stage company)

Statement of Stockholders' Equity
(Expressed in U.S. Dollars)
				Deficit
				accumulated	Total
			Additional	during	stockholders'
	Common stock		paid-in	pre-exploration	equity
	Shares	Amount	capital	stage	(deficiency)

Issuance of common stock for cash
August 6, 2002, $0.0067 per share	900,000	$900	$5,130	$-	$6,030

Comprehensive income (loss):
(Loss) for the period	-	-	-	(17,256)	(17,256)

Balance, December 31, 2002	900,000	$900	$5,130	$(17,256)	$(11,226)

Issuance of common stock for cash
May 28, 2003, $0.10 per share	607,000	607	60,093	-	60,700

Imputed interest calculated on advances
from stockholders	-	-	7,954	-	7,954

Comprehensive income (loss):
- (Loss) the year	-	-	-	(24,719)	(24,719)

Balance, December 31, 2003	1,507,000	$1,507	$73,177	$(41,975)	$32,709

The accompanying notes are an integral part of these financial statements.
EAGLE RIVER MINING CORP.
(A pre-exploration stage company)

Statements of Operations
(Expressed in U.S. Dollars)
	August 6	January 1	August 6
	2002 (inception)	2003	2002 (inception)
	to	to	to
	December 31	December 31	December 31
	2003	2003	2002

Interest and other income	$16,845	$13,491	$3,354

General and administrative expenses
Legal fees	43,577	24,683	18,894
Audit and accounting fees	2,902	2,902	-
Bank service charges	393	269	124
Imputed interest	7,954	7,954	-
Office and miscellaneous	2,402	2,402	-
Mineral claim staking costs	1,592	-	1,592

	58,820	38,210	20,610

(Loss) for the period	$(41,975)	$(24,719)	$(17,256)

(Loss) per share
- basic and diluted		$(0.02)	$(0.02)

Weighted average number of
common shares outstanding
- basic and diluted		1,260,874	900,000

The accompanying notes are an integral part of these financial statements.
EAGLE RIVER MINING CORP.
(A pre-exploration stage company)

Statements of Cash Flows
(Expressed in U.S. Dollars)
	August 6	January 1	August 6
	2002 (inception)	2003	2002 (inception)
	to	to	to
	December 31	December 31	December 31
	2003	2003	2002

Cash flows used in operating activities
(Loss) for the period	$(41,975)	$(24,719)	$(17,256)
Adjustment to reconcile net loss to
net cash used in operating activities:
- imputed interest expense	7,954	7,954	-
Changes in assets and liabilities:
- increase in other receivable	(16,546)	(15,426)	(1,120)

	(50,567)	(32,191)	(18,376)

Cash flows used in investing activities
Promissory note receivable	(171,546)	(37,037)	(134,509)

Cash flows from financing activities
Advances from a director and a shareholder	159,075	-	159,075
Proceeds from issuance of common stock	66,730	60,700	6,030

	225,805	60,700	165,105

Increase in cash and cash equivalents	3,692	(8,528)	12,220

Cash and cash equivalents, beginning of period	-	12,220	-

Cash and cash equivalents, end of period	$3,692	$3,692	$12,220

The accompanying notes are an integral part of these financial statements.

EAGLE RIVER MINING CORP.

(A pre-exploration stage company)

Notes to Financial Statements

December 31, 2003 and 2002

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

    Mineral Properties and Exploration Expenses

  Exploration costs are charged to operations as incurred until such time that proven reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. As at December 31, 2003, the Company did not have proven reserves.

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

    Advertising Expenses

    The Company expenses advertising costs as incurred. There were no advertising expenses incurred by the Company for the periods ended December 31, 2003 and 2002.

    Earnings (Loss) Per Share

    Earnings (loss) per share is computed using the weighted average number of shares outstanding during the period. The Company has adopted SFAS No. 128, "Earnings Per Share". Diluted loss per share is equivalent to basic loss per share because there are no dilutive securities.

    Concentration of Credit Risk

    The Company places its cash and cash equivalents with high credit quality financial institutions. As of December 31, 2003 and 2002, the Company had no deposit in a bank beyond insured limits.

    Foreign Currency Translations

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

  Significant Accounting Policies (continued)

    Fair Value of Financial Instruments

    Fair value estimates of financial instruments are made at a specific point in time, based on relevant information about financial markets and specific financial instruments. As these estimates are subjective in nature, involving uncertainties and matters of significant judgement, they cannot be determined with precision. Changes in assumptions can significantly affect estimated fair values.

    The respective carrying value of certain on-balance-sheet financial instruments approximated their fair value. These financial instruments include cash and cash equivalents, promissory notes, other receivable, accounts payable and accrued liabilities and due to related parties. Fair values were assumed to approximate carrying values for these financial instruments, except where noted, since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The Company is operating outside the United States of America and has significant exposure to foreign currency risk due to the fluctuation of the currency in which the Company operates and the U.S. dollars.

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

  Significant Accounting Policies (continued)

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

    Stock-Based Compensation

    The Company adopted the fair value method of accounting for stock-based compensation recommended by of Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-based Compensation".

    The Company does not have a stock option plan nor granted any stock options since inception.

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

  Significant Accounting Policies (continued)

    Comprehensive Income

    The Company has adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Stockholders' Equity (Deficiency). Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners.

    The Company has no elements of "other comprehensive income" for the period ended December 31, 2003 and 2002.

    Intangible Assets

    The Company adopted the Statement of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Other Intangible Assets", which requires that goodwill and intangible assets with indefinite life are not amortized but rather tested at least annually for impairment. Intangible assets with a definite life are required to be amortized over their useful life or estimated useful life.

    The Company does not have any goodwill nor intangible assets with indefinite or definite life since inception.

    New Accounting Pronouncements

  In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities - An Interpretation of Accounting Research Bulletin (ARB) No. 51. This interpretation clarifies how to identify variable interest entities and how the Company should assess its interests in a variable interest entity to decide whether to consolidate the entity. FIN 46 applies to variable interest entities created after January 31, 2003, in which the Company obtains an interest after that date. Also, FIN 46 applies in the first fiscal quarter or interim period beginning after June 15, 2003, to variable interest entities in which the Company holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 does not have an impact on the Company's financial statements.

  In April 2003, the FASB issued SFAS No. 149 Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133. This Statement is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 does not have an impact on the Company's consolidated financial statements.

  Significant Accounting Policies (continued)

    New Accounting Pronouncements (continued)

  In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 does not have an impact on the Company's financial statements

  In December 2003, the FASB issued SFAS No. 132(R), a revision to SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits. SFAS No. 132(R) requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. SFAS No. 132(R) is effective for financial statements with fiscal years ending after December 15, 2003, with the exception of disclosure requirements related to foreign plans and estimated future benefit payments which are effective for fiscal years ending after June 15, 2004. The adoption of SFAS No. 132(R) will not have an impact on the company's financial position or results of operations.

  In a December 11, 2003 speech at the American Institute of Certified Public Accountants and Securities and Exchange Commission ("SEC") expressed the opinion that rate-lock commitments represent written put options, and therefore is valued as a liability. The SEC expressed that they expect registrants to disclose the effect on the financial statement of recognizing the rate-lock commitments as written put options, for quarters commencing after March 15, 2004. Additionally, the SEC recently issued Staff Accounting Bulletin (SAB) No. 105. SAB No. 105 clarifies the SEC's position that the inclusion of cash flows from servicing or ancillary income in the determination of the fair value of interest rate lock commitments is not appropriate. The Company has not yet determined the impact on the financial statements of SAB No. 105, which must be implemented for loan commitments entered into on or after April 1, 2004. The Company is currently analyzing the impact of the SEC's position and will, if required, account for its loan origination commitments as prescribed.

  Demand Promissory Notes

  The promissory notes receivable is advanced to a company owned by an individual related to a director of the Company. The notes are unsecured, interest bearing at 6% per annum accrued daily and repayable on demand.

	2003	2002
Principal	$ 161,025	$ 133,000
Accrued interest	10,521	1,509
Total	$ 171,546	$ 134,509

  Mineral Property

  British Columbia, Canada - Sun Set Property

  In 2002, the Company staked, under the name of a Company director, a mineral property consisting of two (2) claims covering approximately 2,500 acres located in Vernon, Canada, for approximately US$1,592. The director is the legal title holder of the claims, however, an unofficial deed has been signed by that director transferring 100% interest to the Company. This deed will not be filed with the appropriate government agent until such time that the Company starts its exploration production and demands the transfer of these legal titles.

  Income Taxes

  As at December 31, 2002, the Company has estimated net operating losses carryforward for tax purposes of $47,000 (2002 - $17,000). This amount may be applied against future federal taxable income. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management's judgement about the realizability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

  The tax effects of temporary differences that give rise to the Company's deferred tax asset (liability) are as follows:

	2003	2002
Tax loss carry forwards	$ 16,450	$ 5,950
Valuation allowance	(16,450)	(5,950)
	$ -	$ -

  Related Party Transactions

    In fiscal year 2003, interest income of $9,012 (2002 - $1,153) was earned from a company controlled by an individual related to a director of the Company. At year-end, this amount remained unpaid and is included in demand promissory note. (note 3)

    Included in other receivable, $15,426 (2002 - $Nil) is receivable from a company controlled by a director of the Company. The receivable is non-interest bearing, unsecured and due on demand.

    The amounts due to a director and a shareholder are non-interest bearing, unsecured and due on demand.

  Comparative Figures

Certain 2002 comparative figures have been reclassified to conform to the financial statement presentation adopted for 2003.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Moore Stephens Ellis Foster Ltd., Chartered Accountants, has been retained to provide the auditor's report and to review the engagement report for our financial statements since April 9, 2003. The change of accountant was approved by majority consent of the board of directors. We have contacted our former accountant, Cunningham & Associates LLP, Certified Public Accountants for dismissal of its services and there are no disagreements between us and the former accountant, Cunningham & Associates LLP, whether resolved or not resolved, on any matter of accounting principles or practices, financial statements disclosures or auditing scope or procedure, which would cause them to make reference to the subject matter of a disagreement in connection with their report from our inception to October 16, 2002. The former accountant's report on our financial statements does not contain any adverse opinions or disclaimers of opinions and is not qualified or modified as to uncertainty, auditing scope or accounting principles.

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

ITEM 8A.  CONTROLS AND PROCEDURES

Based on the most recent evaluation, which was completed within 90 days of filing of this Form 10-KSB, the Company's chief executive officer and chief financial officer believe the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14) are effective. There were no significant changes in the Company's internal controls nor other facts that would significantly affect these controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. The Company is presently unable to provide segregates of duties within the Company as a means of internal control. As a result, the Company is presently relying on overriding management short term review procedures until such time as additional funding is provided to hire additional executive to segregate duties within the Company.

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

The names, addresses, ages and positions of our present officers and directors are set forth below:
Full Name and Resident Address	Age	Positions
Angela Du, 900-789 West Pender Street, Vancouver, BC, V6C 1H2	33	President and Director
Ernest Cheung, 141-757 West Hastings Street, Suite 328 Vancouver, BC, V6C 1A1	53	Secretary/Treasurer/Director
Rod Husband, 3316 West Third Avenue, Vancouver, BC, V6R 1L4	41	Director

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

Since 1996, Ms. Du has been a director of XIN NET Corp. a Florida company doing internet business in China (XNET:OTCBB)

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

Since December of 2001, Mr. Cheung has been Secretary of Xin Net Corp., a China Internet Company (XNET:OTCBB).

From 1991 to 1993 he was Vice-President of Midland Walwyn Capital, Inc. of Toronto, Canada, later known as Merill Lynch Canada.

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

Code of Ethics

We have adopted a code of ethics in compliance with Item 406 of Regulation S-B that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We undertake herewith to provide by mail to any person without charge, upon request, a copy of such code of ethics if we receive the request in writing by mail to:

Eagle River Mining Corp.

141 - 757 West Hastings Street, Suite 328

Vancouver, BC

V6C 1A1

Audit Committee and Audit Committee Financial Expert

We have not at present a separately designated standing audit committee. The entire board of directors is acting as our Company's audit committee as specified in Section 3(a)(58)(B) of the Exchange Act.

The board of directors has determined that we have at least one audit committee financial expert serving on its audit committee. That person is Mr. Ernest Cheung.

Mr. Cheung is not independent because he is an affiliate of the Company.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of March31, 2004, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of more than 5% or more of the total outstanding shares. The table also reflects what their percentage of ownership is of the outstanding shares. The stockholder listed below has direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares:

The persons named below may be deemed to be a parent and promoter of our company within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of their direct and indirect stock holdings. Ms. Du and Mr. Cheung are the only promoters of our company.

Name and Address of Beneficial Owner	Number of Shares Owned	Office/Position	Percentage of Ownership
Angela Du 900-789 W. Pender St Vancouver, BC V6C 1H2	450,000	President and Director	29.86%
Ernest Cheung[1], 141-757 W Hastings St, Suite 328 Vancouver, BC, V6C 1A1	450,000	Secretary/Treasurer and Director	29.86%
Rod Husband, 3316 W Third Ave, Vancouver, BC V6R 1L4	nil	Director	Nil
All Officers and Directors, as a Group (2 persons)	900,000		59.72%

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

Exhibits

The following Exhibits are incorporated herein or by reference from the Registrant's Form SB-2 Registration Statement filed with the Securities and Exchange Commission, SEC file #333-100826 on October 29, 2002. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:
Exhibit No.	Document Description
3.1*	Articles of Association
3.2*	Bylaws
4.1*	Specimen Stock Certificate
4.2*	Promissory Note to Archer Pacific Management Inc. for $31,045
4.3*	Promissory Note to Angela Du for $131,045
10.1*	Sun Claim
10.2*	Set Claim
10.3*	Statement of Trustee
10.4*	Deed
16.1**	Letter from Cunningham & Associates LLP
31.1	Rule 13a-14(a)/15d-14(a) Certification
32.1	Section 1350 Certification
99.1*	Subscription Agreement

*  Incorporated by reference to same exhibit filed with the Company's Form SB-2 Registration Statement on October 29, 2002.

** Incorporated by reference to save exhibit filed with the Company's 10KSB for the fiscal year ended December 31, 2002.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)   Audit Fee.

The aggregate fees for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagement for two years are:

for fiscal year of 2002: $0; and

for fiscal year of 2003: $2,902.

(2)   Audit Related Fees.

None.

(3)   Tax Fees.

None.

(4)   All Other Fees.

None.

(5)   It is the policy of our board of directors that before the accountant is engaged to render audit or non-audit services, the engagement is approved by the Board of Directors that is at present acting as the Audit Committee.

(6)   Not applicable.

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this ____ day of March, 2004.
EAGLE RIVER MINING CORP. (Registrant) BY: /s/ Angela Du Angela Du President and a member of the Board of Directors (who also performs the function of principal chief executive officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.
/s/ Ernest Cheung Ernest Cheung Secretary, Treasurer and a member of the Board of Directors (who also performs the function of principal financial officer and principal accounting officer) 03/__/2004

CERTIFICATIONS

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

Date: March ____, 2004
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

Date: March ____, 2004

By:	/s/ Ernest Cheung Ernest Cheung Secretary, Treasurer and a member of the Board of Directors (who also performs the function of principal financial officer and principal accounting officer)

Section 1350 Certifications

CERTIFICATE OF CHIEF FINANCIAL OFFICER

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     I, Ernest Cheung, a Director and Secretary, who also performs the function of principal financial officer and principal accounting officer of Eagle River Mining Corp., certify that the Annual Report on Form 10-KSB (the "Report") for the year ended December 31, 2003, filed with the Securities and Exchange Commission on the date hereof:

     (i)   fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

     (ii)   the information contained in the Report fairly presents in all material respects, the financial condition and results of operations of Eagle River Mining Corp.

By:	/s/ Ernest Cheung Ernest Cheung Secretary, Treasurer and a member of the Board of Directors (who also performs the function of principal financial officer and principal accounting officer)

A signed original of this written statement required by Section 906 has been provided to Eagle River Mining Corp. and will be retained by Eagle River Mining Corp. and furnished to the Securities and Exchange Commission or its staff upon request.

Section 1350 Certifications

CERTIFICATE OF CHIEF EXECUTIVE OFFICER

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     I, Angela Du, a Director and President, who also performs the function of principal chief executive officer of Eagle River Mining Corp., certify that the Annual Report on Form 10-KSB (the "Report") for the year ended December 31, 2003, filed with the Securities and Exchange Commission on the date hereof:

     (i)   fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

     (ii)   the information contained in the Report fairly presents in all material respects, the financial condition and results of operations of Eagle River Mining Corp.

By:	/s/ Angela Du Angle Du President and a member of the Board of Directors (who also performs the function of principal executive officer)

A signed original of this written statement required by Section 906 has been provided to Eagle River Mining Corp. and will be retained by Eagle River Mining Corp. and furnished to the Securities and Exchange Commission or its staff upon request.