Form 10QSB
period 2004-03-31
EAGLE RIVER MINING CORP
filed 2004-05-14
CIK 1202081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549

FORM 10-QSB

(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended March 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from __________to___________

Commission file number 333-100826

EAGLE RIVER MINING CORP.
(Exact name of small business issuer as specified in its charter)
Nevada (State or other jurisdiction of incorporation or organization)	46-0498798 (IRS Employer Identification No.)
141-757 West Hastings Street, Suite 328, Vancouver, BC, Canada, V6C 1A1 (Address of principal executive offices)
(778) 881-0939 (Issuer's Telephone Number)
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports require to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorten period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ].

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

Common shares outstanding as of May 10, 2004: 1,507,000

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The Registrant falls within the provision of Rule 13a-13(c)(2) of the Securities Exchange Act of 1934 as amended, and claims exemption thereunder from the requirement to file the interim financial statement for the period ended March 31, 2004.

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

As of March 31, 2004, we had cash resources of $182,606. No proceeds from the public offering has yet been used. We do not know how long the money will last, however, we do believe it will last 12 months.

As of March 31, 2004, we have yet to generate any revenues from our business operations.

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

As of March 31, 2004, our total assets were $182,606 and our total liabilities were $159,075.

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

Phase 1 will take about one and a half months and cost up to US$38,000. Phase 1 will be started in late May of 2004, and if there is snow or rain that causes the roads leading to our claims to be impassable, we will be unable to work until the roads are clear.

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

Item 3.  Controls and Procedures

Based on their most recent evaluation, which was completed within 90 days of filing of this Form 10-QSB, the Company's chief executive officer and chief financial officer believe the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14) are effective. There were not any significant changes in the Company's internal controls or no other facts that could significantly affect these controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. The Company is presently unable to provide segregation of duties within the Company as a means of internal control. As a result, the Company is presently relying on overriding management reviews, and assistance from its board of directors in providing short-term review procedures until such time as additional funding is provided to hire additional executives to segregate duties within the Company.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)

Exhibit No.	Description
3.1*	Articles of Incorporation
3.2**	Bylaws (Amended)
4.1*	Specimen Stock Certificate
31.1	Rule 13(a) - 14 (a)/15(d) - 14(a) Certifications
32.1	Section 1350 Certifications
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

Dated: May 10, 2004

EAGLE RIVER MINING CORP.

By: /s/ "Angela Du"
Angela Du, President and Director

By: /s/ "Ernest Cheung"
Ernest Cheung, Secretary and Director
(who also performs the function of principal financial officer and principal accounting officer)

Rule 13(a) - 14(a)/15(d) - 14(a) Certifications

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

(Signature) (Title) (Date)	/s/ "Angela Du" Angela Du President and Director May 10, 2004

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

(Signature) (Title) (Date)	/s/ "Ernest Cheung" Ernest Cheung Secretary and Director (who also performs the function of principal financial officer and principal accounting officer) May 10, 2004

Section 1350 Certifications

CERTIFICATE OF CHIEF EXECUTIVE OFFICER

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     I, Angela Du, a Director and President, who also performs the function of principal chief executive officer of Eagle River Mining Corp., certify that the Quarterly Report on Form 10-QSB (the "Report") for the quarter ended March 31, 2004, filed with the Securities and Exchange Commission on the date hereof:

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

Section 1350 Certifications

CERTIFICATE OF CHIEF FINANCIAL OFFICER

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     I, Ernest Cheung, a Director and Secretary, who also performs the function of principal financial officer and principal accounting officer of Eagle River Mining Corp., certify that the Quarterly Report on Form 10-QSB (the "Report") for the quarter ended March 31, 2004, filed with the Securities and Exchange Commission on the date hereof:

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