Form 10QSB
period 2004-06-30
EAGLE RIVER MINING CORP
filed 2004-08-06
CIK 1202081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549

FORM 10-QSB

(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended June 30, 2004

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

Common shares outstanding as of July 30, 2004: 1,507,000

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The Registrant falls within the provision of Rule 13a-13(c)(2) of the Securities Exchange Act of 1934 as amended, and claims exemption thereunder from the requirement to file the interim financial statement for the period ended June 30, 2004.

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

As of June 30, 2004, we had cash resources of $178,704. We do not know how long the money will last, however, we do believe it will last 12 months.

As of June 30, 2004, we have yet to generate any revenues from our business operations.

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

As of June 30, 2004, our total assets were $178,704 and our total liabilities were $163,932.

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

BUDGET

We have commissioned Stephen Kenwood, a seasoned geologist to help us on an exploration budget. Due to a short supply of equipment and personnel, we are still working on putting a team together to undertake the first phase of the work program.
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

Dated: August 2, 2004

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

(Signature) (Title) (Date)	/s/ "Angela Du" Angela Du President and Director August 2, 2004

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

(Signature) (Title) (Date)	/s/ "Ernest Cheung" Ernest Cheung Secretary and Director (who also performs the function of principal financial officer and principal accounting officer) August 2, 2004

Section 1350 Certifications

CERTIFICATE OF CHIEF EXECUTIVE OFFICER

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     I, Angela Du, a Director and President, who also performs the function of principal chief executive officer of Eagle River Mining Corp., certify that the Quarterly Report on Form 10-QSB (the "Report") for the quarter ended June 30, 2004, filed with the Securities and Exchange Commission on the date hereof:

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

Section 1350 Certifications

CERTIFICATE OF CHIEF FINANCIAL OFFICER

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     I, Ernest Cheung, a Director and Secretary, who also performs the function of principal financial officer and principal accounting officer of Eagle River Mining Corp., certify that the Quarterly Report on Form 10-QSB (the "Report") for the quarter ended June 30, 2004, filed with the Securities and Exchange Commission on the date hereof:

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