Form 10QSB
period 2004-09-30
EAGLE RIVER MINING CORP
filed 2004-11-15
CIK 1202081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549

FORM 10-QSB

(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended September 30, 2004

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

Common shares outstanding as of November 11, 2004: 1,507,000

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The Registrant falls within the provision of Rule 13a-13(c)(2) of the Securities Exchange Act of 1934 as amended, and claims exemption thereunder from the requirement to file the interim financial statement for the period ended September 30, 2004.

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

We acquired our first mining property interest by staking the property in October of 2002 and are commencing the research and exploration stage of our mining operations on that property at this time. In October of 2002, Rod Husband, a member of the board of directors, acquired the mineral property interest containing two 4-post mineral claims by staking the same himself. The company paid $400 (Canadian dollars) to stake the claims. The claims are recorded in Mr. Husband's name to avoid paying additional fees, however, title to the claims has been conveyed to us by an unrecorded deed. An unrecorded deed is one which title to the property has been transferred to us, but the deed has not been filed with the British Columbia office of records. Title to the property is superior to all other unrecorded deeds. Should Mr. Husband transfer title to another person and that deed is recorded before recording our deed, that person will have superior title and we will have none. If that event occurs, however, Mr. Husband will be liable to us for monetary damages for breach of his warranty of title. Under British Columbia provincial law, if the deed is recorded in our name, we will have to pay a minimum of $500 (Canadian dollars) and file other documents since we are a foreign corporation in Canada. We have decided that if gold is discovered on the property and it is economical to remove the gold, we will record the deed, pay the additional tax, and file as a foreign corporation. We are in possession of the unrecorded deed and the decision to record or not record the deed is solely within our province. As of October 2004, the company has extended the claims for one year.

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

As of September 30, 2004, we had cash resources of about $170,700. We do not know how long the money will last, however, we do believe it will last 12 months.

As of September 30, 2004, we have yet to generate any revenues from our business operations.

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

As of September 30, 2004, our total assets were about $170,700 and our total liabilities were about $166,000.

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

Dated: November 11, 2004

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

(Signature) (Title) (Date)	/s/ "Angela Du" Angela Du President and Director November 11, 2004

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

(Signature) (Title) (Date)	/s/ "Ernest Cheung" Ernest Cheung Secretary and Director (who also performs the function of principal financial officer and principal accounting officer) November 11, 2004

Section 1350 Certifications

CERTIFICATE OF CHIEF EXECUTIVE OFFICER

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     I, Angela Du, a Director and President, who also performs the function of principal chief executive officer of Eagle River Mining Corp., certify that the Quarterly Report on Form 10-QSB (the "Report") for the quarter ended September 30, 2004, filed with the Securities and Exchange Commission on the date hereof:

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

Section 1350 Certifications

CERTIFICATE OF CHIEF FINANCIAL OFFICER

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     I, Ernest Cheung, a Director and Secretary, who also performs the function of principal financial officer and principal accounting officer of Eagle River Mining Corp., certify that the Quarterly Report on Form 10-QSB (the "Report") for the quarter ended September 30, 2004, filed with the Securities and Exchange Commission on the date hereof:

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