Form 10KSB
period 2004-12-31
CHINA MEDIA1 CORP.
filed 2005-04-14
CIK 1202081

FORM 10-KSB

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[ x ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURTIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-100826

CHINA MEDIA1 CORP.
(Exact name of registrant as specified in its charter)
NEVADA (State or other jurisdiction of incorporation or organization)	46-0498798 (IRS Employer Identification No.)

CHINA MEDIA1 CORP.
2020 Main Street, Suite 500
Irvine, CA 92614
(Address of principal executive offices, including zip code)

(949) 757-0890
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

The aggregate market value of the voting common stock held by non-affiliates (12,840,000 shares of common stock) based upon the closing price, average bid and ask price of the Company's common stock on March 22, 2005 was approximately $5,007,600.

Issuers Involved in Bankruptcy Proceedings During the Past Five Years

Not Applicable.

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: April 13, 2005 - 33,920,000 shares of Common Stock

Transitional Small Business Issuer Format (check one)

Yes [ ] No [ x ]

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

We were incorporated in the State of Nevada on August 6, 2002. On January 14, 2005, the Company's name was changes from Eagle River Mining Corp. to China Media1 Corp. Our administrative office is located at 2020 Main Street, Suite 500, Irvine, CA 92614, telephone number (949) 757-0890, and our registered statutory office is located at 3990 Warren Way, Reno, Nevada, USA, 89509.

Businesses

Since inception, we have been a mineral property rights company which had not commenced exploration and we have had no revenues. We are currently, actively engaged in advertising in Southern China. Revenues from advertising commenced in January 2005.

A. Advertising in Southern China

On December 26, 2004, the Company entered into an agreement with Mr. Cai Hanxiong, proprietor of the Chuangrun Group of Companies located in the Peoples Republic of China for the assignment from the Chuangrun Group of Companies (the "Assignor") of rights of the following contracts:

    The Guangzhou New Baiyun Airport Scrolling Advertising Signs Contract - the contract provides for the installation of 100 large size (1.5 meters x 5 meters) scrolling 3 poster signs in the passenger terminal of one of the newest and busiest airports in China. We expect to start the project in May 2005. This generates a total of 300 poster spaces.

    The Guangzhou MTR (subway) Pillar Advertising Contract - the contract provides for pillar wrap around (diameter 1.5 to 1.7 meters, height 3 meters) advertising for 12 stations along the Guangzhou Subway system. The contract commenced in February 2005. We have already received several advertising contracts.

    The Guangzhou Baiyun Airport granted another contract to Chuangrun in March 2005 for an additional fifty (50) scrolling advertising light box locations along the entire domestic and international arrivals level outdoor loading area. We intend to install newly designed double-sided light boxes with 6 posters on each side. This generates a total of 600 poster spaces. We expect to start the project in May 2005.

The Company also has the right to acquire, and the Chuangrun Group of Companies promises to inject a China Rail Train Naming and Advertising Project into China Media1 Corp. within one year, when the project is proven viable, at a price to be negotiated in the future. The contracts above were recently executed by the Chuangrun Group of Companies with third parties in China, and no material revenues have been generated under them. Chuangrun Group of Companies has existing advertising clients and revenues, and publishes "give-away" magazines, which will not be a part of this transaction.

The Company agreed to change its name from Eagle River Mining Corp. to China Media1 Corp. The Articles of Incorporation were amended for a forward splitting of its shares of common stock at a rate of 1 for 20; and the Company issued 3.7 million post-split shares of common stock, and existing shareholders transferred 17.3 million shares of common stock, as well as paid $200,000 to the Assignor. The transaction closed on or about February 1, 2005.

Plan of Operations

We are focused on our advertising business as its revenue potential is readily available. We will continue to evaluate the gold property, and review its potential and significance in the Company's business mix on an ongoing basis. There will be cash flow from the advertising business in the near future but it will not be sufficient to carry out the expansion phase of all our advertising assets under contract. The Company will need to raise funds through either equity or debt to finance its expansion. We do not expect to purchase significant property or equipment. The Company has less than 10 employees currently and will only hire more full time employees as the business grows. It will hire on a temporary basis as the work load requires. As our affiliated company, Chuangrun is well established in Southern China, they will be a source of contracted help when the need arises.

China Media Advertising Markets

According to AC Nielsen Media Research, the China advertising market will be the 2nd largest in the world by 2010. It is the fastest growing and largest consumer market and the advertising industry grew by 40% in 2003 (Source: X-tribes China, Xtreme Information). Advertising expenditure in China soared to US$13 billion in 2003, covering 0.92% of GDP compared to an average of 3% in developed countries. In the past 20+ years, average growth rate was nearly 40% (source: China Advertisement Association). There are more than 100 million middle class in China today and projected to grow to over 500 million by 2012 (two-fifths of the population), wrote Pacific Chief Economist Andy Xie of Morgan Stanley Asia. China is already a large consumer market and will become larger as the economy grows. Some of the statistics collected by AC Capital Consulting Group as reported by China Online are:

    38 million urban families can afford US$12,000 on buying a car.
    More than 70% of adults living in Beijing, Shanghai and Guangzhou (combined pop. 33 million) plan to buy a car in the next 5 years.
    Housing sales in Beijing, Shanghai and Guangzhou are growing at close to 40% per annum.
    The market for toiletries and cosmetics has passed US$ 3 billion, expected to reach US$ 22 billion by 2013.
    Chinese tourist currently spent US$ 20 billion+ overseas every year, it will be the country with the largest number of outbound tourist by 2020.

As China keeps its promise to the WTO to open its advertising market, foreign advertising companies and agencies will move into China, this will create competition as well as more advertising business. As advertising property owners, China Media1 is well positioned to capitalize on the situation. All our assets are under long term contracts, 20 years for the airport. Nobody else can get the same location for the next 20 years. The key to the future success of the company is to have more unique and exclusive assets located in desirable locations. So far, our advertising assets all meet the test.

Our Current Market

We are currently contracted for advertising operations in the city of Guangzhou in Southern China. We have exclusive contracts to supply advertising billboards and customers at the new Guangzhou New Baiyun Airport and pillar advertising at 12 Guangzhou MTR (subway) stations for a period of 10 years (with a 10 year extension) and 5 years, respectively. We have no contracts outside the city of Guangzhou, and entry into those markets will be difficult. Guangzhou has approximately six (6) million residents and four (4) million transients.

Competition

The key to our success is the occupation of prime advertising locations with heavy upscale pedestrian traffic. These kind of locations are not common and are the focus of advertising agencies and media owners. So far, we have been able to secure these prime locations because of our partner Chuangrun. They have a successful track record that gives them credibility. They have also cultivated important contacts with both government and businesses that are the owners of such locations. The Airport is a very good example, it is hotly contested and we now have over 50% of the ad spaces. The China Rail project is another prime project that we can take into our portfolio. There is competition in the market but the market is also very big and growing. There is still ample room for the company to grow.

Regulations

China has a long standing law on the ownership of advertising agencies but not property owners. The onus is placed on the advertising agency to ensure proper contents in the advertisement. One of the WTO requirements is for China to relax the advertising agency ownership requirement. China Media1 is only subjected to regular business law in China,

B. Mining

In October of 2002, Rod Husband, a member of the board of directors, acquired the rights to explore the mineral property containing two 4-post mineral claims by staking same himself. It cost us US$256.41 (Cdn$400). The claims are recorded in Mr. Husband's name to avoid paying additional fees, however, title to the claims has been conveyed by us by an unrecorded deed for consideration of US$6.41 (Cdn$10). Under British Columbia provincial law, if the deed is recorded in our name, we will have to pay a minimum of US$6.41 (Cdn$500) and file other documents, since we are a foreign corporation in Canada. An unrecorded deed is one which title to the property has been transferred to us, but the deed has not been filed with the British Columbia office of records. Title to the property is superior to all other unrecorded deeds. On the same day, Mr. Husband executed a Statement of Trustee declaring that he holds the property in trust for the Company, and will deliver full title on demand to the Company. Should Mr. Husband transfer title to another person and that deed is recorded before recording our deed, that person will have superior title and we will have none. If that event occurs, however, Mr. Husband will be liable to us for monetary damages for breach of his warranty of title. We have decided that if gold is recovered on the property and it is economical to remove the gold, we will record the deed, pay the additional tax, and file as a foreign corporation. We are in possession of the unrecorded deed and the decision to record or not record the deed is solely within our province. The property was chosen by Mr. Husband. The deed on our property has not been registered in our name. The recorded owner will have superior title to the property. Should we determine not to proceed with our planned business operations, we will revert the claims back to Mr. Husband for a consideration of US$6.41 (CDN$10), which will be paid by Mr. Husband.

The property was chosen for its potential to host precious metal mineralization, primarily gold. We plan to perform a modern exploration program over a relatively large area that is covered by our claims; recent exploration in the area in the late 1980's and early 1990s appears to have been on a very limited scale.

To date we have only performed a small amount of work on our property. We are presently in the exploration stage and there is no assurance that a commercially viable mineral deposit, a reserve, exists in our property until further exploration is done and a comprehensive evaluation concludes economic and legal viability.

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

Claim Status

The following table states claim names, claim size, tag numbers, tenure numbers and anniversary dates:
Claim Name	Units (Hectares)	Tag Number	Tenure Number	Expiry Date
SUN	20 (500 ha.)	244579	396864	October 8, 2005
SET	20 (500 ha.)	244580	396865	October 8, 2005

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

Physiography and Climate

The property is situated in the Okanagan Plateau of south central British Columbia. The typical topography here is gently rolling, with rounded ridge tops and deeply incised dendritic stream valleys. The claims lie at elevations ranging from 1,400 meters (4,593 feet) above sea level in the southeast corner, to a high of 1,568 meters (5,145 feet) in the west-central portion of the property. The forest vegetation on the property consists mainly fir, pine, spruce and aspen, some of which has been harvested by logging.

The climate is characterized by relatively low precipitation with temperatures ranging from minus 20 degrees Celsius in the winter to over 30 degrees Celsius in the summer. The summer months are generally dry, while snow pack of up to two meters (6.5 feet) may accumulate during the winter. The property is easily accessible from mid April to late October, although some work such as geophysical surveys and drilling could take place year round.

The property is accessed by a network of good gravel logging roads. The city of Kelowna lies 50 kilometers to the east-northeast. It is a major service centre for the Okanagan Valley region. Provincial highways, rail freight lines, and an airport serve the city. Sufficient equipment, service suppliers and exploration personnel can be obtained in Kelowna.

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

A phased program of exploration activities will be undertaken, funds permitting with a goal of generating and prioritizing targets to test by trenching or drilling. Initial exploration activities (grid establishment, geological mapping, and soil sampling, geophysical surveys) do not involve ground disturbance and will not require a work permit. Any follow-up trenching and/or drilling will require permits, applications for which should be submitted well in advance of the planned work.

The first phase of exploration should be a thorough assessment of the known showings along with basic prospecting and geological outcrop mapping to be undertaken while soil geochemical and geophysical grid work is performed. The primary target is precious metal vein-type mineralization; a second target to consider would be a porphyry style of copper-molybdenum mineralization.

Phase 1 will take about one and a half months and cost up to US$38,000. In or about February 2004, we contacted Mr. Stephen Kenwood, an independent project geologist, to conduct the first portions of Phase I program by providing mapping and geologist and geochemical sampling for an approximate cost of $5,500. Due to the shortage of qualified personnel and inclement weather conditions, we may have to be prepared to wait a while before starting this phase.

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

Employees and Employment Agreements

At present, we have no employees, other than Mr. Cai, Ms. Du, Mr. Cheung and Mr. McKennon, our officers and directors, who were not paid any compensation for their services. We do not have employment agreements. We presently do not have any pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to any employee.

There are three key employees in the Company:

Adrian Cai President & Chief Executive Officer

Michael McKennon Chief Financial Officer

Ernest Cheung Secretary

ITEM 2.  DESCRIPTION OF PROPERTIES

We do not own any property in China.

The property our mining claims is located approximately 50 kilometers west-southwest of Kelowna, British Columbia, and 10 kilometers west of the formerly producing Brenda copper-molybdenum mine. Road access to the property is available from Highway 97C via the Sunset Main Forestry access roads. The property is accessible by Highway 97C.

Our administrative office is located at 2020 Main Street, Suite 500, Irvine, CA 92614, telephone number (949) 757-0890. Our office is leased from McKennon Wilson & Morgan LLP, an affiliate of our Chief Financial Officer, Michael McKennon, on month-to-month basis, and our monthly rental is $1,000 per month.

ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any pending litigation and none is contemplated or threatened.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

There were no matters submitted to the shareholders during the fourth quarter of 2004. Name change, amendments to the articles and appointment of new directors were completed in the first quarter of 2005.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

As of March 23, 2005, there were approximately 250 record owners of the Company's common stock. The common stock is trading on the National Association of Securities Dealers' OTC Bulletin Board under the symbol "CMDA". Set forth below are the range of the high and low bid quotations for the periods indicated as reported by the NASD. The market quotations reflect inter-dealer prices, without retail markup, markdown or commissions and may not necessarily represent actual transactions. The share prices show in the table have been adjusted to reflect the 1 to 20 forward split effective January 14, 2005.

Quarter Ending	High	Low
06/30/04	0.010	0.002
09/30/04	0.025	0.025
12/30/04	0.900	0.108

Holders of common stock are entitled to receive such dividends as may be declared by the Board of Directors out of funds legally available therefore and, in the event of liquidation, to share pro rata in any distribution of the Company's assets after payment of liabilities. The Board of Directors is not obligated to declare a dividend. The Company has not paid any dividends and the Company does not have any current plans to pay any dividends.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

Some discussion in this report may contain a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or word which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of December 31, 2004. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

We were a start-up, exploration-stage company, which had not yet commenced operations. On or about February 1, 2005, we completed the acquisition through an assignment of the economic benefits of exclusive advertising contracts in Southern region of the People's Republic of China, from Mr. Cai Hanxiong, proprietor of the Chuangrun Group of Companies located in the Peoples Republic of China. The assignment from the Chuangrun Group of Companies (the "Assignor") of the following contracts:

    The Guangzhou New Baiyun Airport Scrolling Advertising Signs Contract - the contract provides for the installation of 100 large size (1.5 meters x 5 meters) scrolling three-poster signs in the passenger terminal of one of the newest airports in Southern China. This generates a total of 300 poster spaces. We expect to start the project in May 2005.

    The Guangzhou MTR (subway) Pillar Advertising Contract - the contract provides for pillar wrap around (diameter 1.5 to 1.7 meters, height 3 meters) advertising for 12 stations along the Guangzhou Subway system. We have already received several advertising contracts. Beginning in February 2005.

    The Guangzhou Baiyun Airport granted another contract to Chuangrun in March 2005 for an additional fifty (50) scrolling advertising light box locations along the entire domestic and international arrivals level outdoor loading area. We intend to install newly designed double-sided light boxes with six posters on each side. This generates a total of 600 poster spaces. We expect to start the project in May 2005.

The Company also has the right to acquire, and the Chuangrun Group of Companies promises to inject, a China Rail Train Naming and Advertising Project into China Media1 Corp. within one year, when the project is proven viable, at a price to be negotiated in the future. The contracts above were recently executed by the Chuangrun Group of Companies with third parties in China, and no material revenues have been generated under them. Chuangrun Group of Companies has existing advertising clients and revenues, and publishes "give-away" magazines, which will not be a part of this transaction.

Results in Operations

From inception to December 31, 2004

We have generated no revenues since inception; however, we have generated revenues from our advertising contracts in the first quarter.

Since inception, we have incurred losses totaling $109,318, of which $30,000 relates to the fair value of services provided by our officers and directors at no cost from May 2004 (operations commencement date) through December 31, 2004. We estimated the fair value based on what we believe is reasonable amount to attribute to such services. We will begin paying salaries in 2005. Our general and administrative expenses consist of $50,990 for legal fees of which about $37,500 was for the preparation and filing of the registration statement, $11,490 was for audit and accounting fees for our filing of the quarterly and annual financial statements.

Liquidity and Capital Resources

Cash Flows

On or about August 6, 2002, we issued 18,000,000 founders shares, as adjusted for the 20 for 1 forward stock split, for $6,030. Near our inception, Ms. Angela Du and Archer Pacific Management Inc. have advanced demand loans to us in the total sum of $153,760, which were used for organizational and start-up costs, as well as costs file prepare and file our reports with the Securities and Exchange Commission. The loans do not bear interest and have not been paid as of the date hereof. Ms. Angela Du and Archer Pacific Management Inc. agreed that they will accept payment from us when the Company is able to pay back the demand loans. We have also received $63,129 from the public offering. An additional $20,000 from our Chief Financial Officer, Michael McKennon, 5% per annum, which was converted into common stock in March 2005. We advanced $161,025 an entity related to Mr. Ernest Cheung through December 31, 2004. We accrued interest in the amount of $20,183 through December 31, 2004, because the funds are readily available to be paid to the Company.

Liquidity

As of December 31, 2004, we had not generated any revenues. As December 31, 2004, the Company had working capital of $157,729, which includes the demand note receivable in the amount of approximately $181,208 discussed in the preceding paragraph. In April 2005, we expect to make a demand for our note receivable, which will be used to repay a portion of the payables to related parties. This working capital is not sufficient to meet our obligations during the next six months. These factors raise substantial doubt about the Company's ability to continue as a going concern. Our independent auditors have included an explanatory paragraph in their report these matter.

We plan to raise funds in the range of $3,000,000 to $5,000,000 through an equity financing to meet the contract obligations for the airport contracts totalling approximately $1,823,000 in May 2005, the time when the contracts are expected to commence. We are waiting for the installation of the signs under our sign rental agreement and we expect all 150 signs to be in operation by the end of summer 2005. We will also need monies for general corporate purposes in the United States of America, as well as additional advances made after December 31, 2004 through March 31, 2005, by Archer Pacific Management Inc. totalling approximately $300,000, of which $200,000 was advanced to close the acquisition of the advertising contracts. We do not expect to incur significant monies on our mineral explorations until such time we believe it is in the best interest of our shareholders. There are no assurances that we will be successful in raising the required funds. Our financial statements do not reflect any adjustments which might result from the outcome of this uncertainty.

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

Recent Sales of Unregistered Securities

Since inception on August 6, 2002, the Registrant has sold the following securities which were not registered under the Securities Act of 1933, as amended:
Name and Address of Beneficial Owner	Date	Shares	Consideration
Angela Du, 950-789 W Pender St, Vancouver, BC, V6C 1H2	August 6, 2002	9,000,000(post-split)	US$3,015
Ernest Cheung[1], 141-757 W Hastings St, Suite 328 Vancouver, BC, V6C 1A1	August 6, 2002	9,000,000 (post-split)	US$3,015
Hanxiong Cai 1208 Ocean Oil Bldg. 168 Jiang Nan Da Dao Zhong, Guangzhou, China	January 18, 2005	3,700,000 (post-split)	Pursuant to an Agreement between the Company and Hanxiong Cai dated December 26, 2004.

[1] These shares are held by Archer Pacific Management Inc., a company wholly owned by Ernest Cheung.

We issued the foregoing restricted shares of common stock to Ms. Angela Du, Archer Pacific Management Inc. (wholly owned by Mr. Ernest Cheung), Mr. Cai and Mr. McKennon under Section 4(2) of the Securities Act of 1933. No commissions were paid to anyone in connection with the sale of the shares and no general solicitation was made to anyone.

From inception, we have spent approximately $6,000 on our claims. This includes the cost of staking and assessment work to maintain the claims in each of 2002, 2003 and 2004 respectively.

As of March 23, 2005 Mr. Ernest Cheung, secretary and director of the company has advanced $200,000 to Chuangrun Advertising to close the acquisition of the advertising contracts. There is an estimated total of $50,000 spent on traveling, web site creation and other related items.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TABLE OF CONTENTS
FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM F-2
Balance Sheet F-3
Statements of Operations F-4
Statements of Stockholder's Equity (Deficit) F-5
Statements of Cash Flows F-6
NOTES TO FINANCIAL STATEMENTS F-7 to F-12

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

CHINA MEDIA1 CORPORATION

(formerly Eagle River Mining Corp.)

(A development-stage company)

We have audited the balance sheet of China Media1 Corp. formerly Eagle River Mining Corp. (the "Company"), a development-stage company as of December 31, 2004, the related statements of operations and cash flows for each of the two years in the period ended December 31, 2004, and the period from August 6, 2002 (inception) to December 31, 2004, and the statements of stockholders' equity (deficit) for the period from August 6, 2002 (inception) to December 31, 2002 and for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2004, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2004, and the period from August 6, 2002 (inception) to December 31, 2004, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered losses from operations and requires additional capital. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada	/s/ MOORE STEPHENS ELLIS FOSTER LTD.
March 22, 2005	Chartered Accountants

CHINA MEDIA1 CORP. (formerly Eagle River Mining Corp.) (A development-stage company) Balance Sheet December 31, 2004 (Expressed in U.S. Dollars)

ASSETS

Current assets:
Cash and cash equivalents	$3,267
Demand note receivable from related party (Note 3)	181,208
Total current assets	184,475

Mineral property (Note 4)	-

Total assets	$184,475

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$5,830
Due to directors (Note 6)	132,844
Due to a shareholder (Note 6)	20,916
Convertible note due to related party (Note 6)	20,000
Total current liabilities	179,590
Commitments and contingencies (Note 7)
Stockholders' Equity (Notes 1, 2, 6 and 8):
Common stock, 1,500,000,000 shares authorized, par value of $0.00005 per share, 30,140,000 shares issued and outstanding
1,507
Additional paid-in capital	112,696
Deficit accumulated during the development stage	(109,318)
Total stockholders' equity	4,885

Total liabilities and stockholders' equity	$184,475

The accompanying notes are an integral part of these financial statements.

CHINA MEDIA1 CORP. (formerly Eagle River Mining Corp.) (A development-stage company) Statements of Operations (Expressed in U.S. Dollars)
	August 6,
	2002 (inception)
	to
	December 31,	Years Ended December 31,
	2004	2004	2003

Revenues	$-	$-	$-

General and administrative expenses	136,803	77,983	38,210

Loss from operations	(136,803)	(77,983)	(38,210)

Other income	27,485	10,640	13,491

Net loss	$(109,318)	$(67,343)	$(24,719)

Net loss per share
- basic and diluted		$(0.00)	$(0.00)

Weighted average number of
Common shares outstanding
- basic and diluted		30,140,000	25,217,480

The accompanying notes are an integral part of these financial statements.

CHINA MEDIA1 CORP. (formerly Eagle River Mining Corp.) (A development-stage company) Statements of Stockholders' Equity (Deficiency) (Expressed in U.S. Dollars)
				Deficit
				accumulated	Total
			Additional	during	stockholders'
	Common stock		paid-in	development	Equity
	Shares	Amount	capital	stage	(deficiency)

Issuance of common stock for cash
August 6, 2002, $0.0067 per share	18,000,000	$900	$5,130	$-	$6,030
Comprehensive income (loss)-
Net loss for the period	-	-	-	(17,256)	(17,256)
Balance, December 31, 2002	18,000,000	$900	$5,130	$(17,256)	$(11,226)

Issuance of common stock for cash on
May 28, 2003, $0.10 per share	12,140,000	607	60,093	-	60,700
Imputed interest calculated on advances
from stockholders	-	-	7,954	-	7,954
Comprehensive income (loss)-
Net loss for the year	-	-	-	(24,719)	(24,719)

Balance, December 31, 2003	30,140,000	$1,507	$73,177	$(41,975)	$32,709

Imputed interest calculated on advances
from stockholders	-	-	9,519	-	9,519
Fair value of services provided by officers and directors	-	-	30,000	-	30,000
Comprehensive income (loss)-
Net loss for the year	-	-	-	(67,343)	(67,343)

Balance, December 31, 2004	30,140,000	$1,507	$112,696	$(109,318)	$4,885

The accompanying notes are an integral part of these financial statements.

CHINA MEDIA1 CORP. (formerly Eagle River Mining Corp.) (A development-stage company) Statements of Cash Flows (Expressed in U.S. Dollars)
	August 6,
	2002 (inception)
	to
	December 31	Years ended December 31,
	2004	2004	2003

Cash flows from (used) in operating activities
Net loss for the period	$(109,318)	$(67,343)	$(24,719)
Adjustment to reconcile net loss to
net cash used in operating activities:
Fair value of officer compensation	30,000	30,000	-
Imputed interest expense	17,473	9,519	7,954
Changes in operating assets and liabilities-
Increase in accounts payable and accrued liabilities	5,830	5,830	-

Net cash used in operating activities	(56,015)	(21,994)	(16,765)

Cash flows used in investing activities-
Advances under demand note receivable	(181,208)	(9,662)	(37,037)

Cash flows from financing activities:
Advances (repayments) from directors and a shareholder	153,760	11,231	(15,426)
Proceeds from convertible note to related party	20,000	20,000	-
Proceeds from issuance of common stock	66,730	-	60,700

Net cash provided by financing activities	240,490	31,231	45,274

Increase (decrease) in cash and cash equivalents	3,267	(425)	(8,528)

Cash and cash equivalents, beginning of period	-	3,692	12,220

Cash and cash equivalents, end of period	$3,267	$3,267	$3,692

Supplemental disclosures of cash flow information:
Interest expense paid in cash	$-	$-	$-
Income taxes paid in cash	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

CHINA MEDIA1 CORP.
Formerly Eagle River Mining Corp.
(A development-stage company)

Notes to Financial Statements
(Expressed in U.S. Dollars)

Note 1 - Organization and Business

China Media1 Corp., formerly Eagle River Mining Corp., was formed on August 6, 2002 under the laws of the State of Nevada. The Company changed its name to China Media1 Corp. (the "Company") on January 14, 2005. The Company, a development-stage company until the first quarter of 2005, was initially engaged in the acquisition and exploration of mineral properties. On December 26, 2004, the Company signed an agreement to acquire two advertising contracts from the Chuangrun Group of Companies ("Chuangrun") located in the Peoples Republic of China ("China") through issuance of 3,700,000 new shares and inducing existing shareholders to transfer 17,300,000 shares, as well as paying $200,000 to Chuangrun (see Note 8). The acquisition of the contracts resulted in a change in ownership of the Company. The Company commenced revenues from its advertising contracts in the first quarter of 2005.

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business, under accounting principles generally accepted in the United States of America. The Company has incurred net losses since inception, and requires additional capital to repay certain debts to related parties, as well as to fund its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management plans to raise equity financing to repay certain obligations with related parties totalling approximately $300,000, $200,000 of which was advanced after year end to consummate the acquisition of the advertising contracts, and fund expansion of operations in China, as well as administrative and regulatory compliance in the United States. There are no assurances that management will be successful in their plans to obtain financing. The accompanying financial statements do not include any adjustments that might result from this uncertainty.

Stock Split

The Company effected a 20-for-1 forward stock split on January 14, 2005. All share information has been retroactively restated for the periods presented.

Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions. The significant estimates made during the year ended December 31, 2004, were related to the fair value of services provided at no cost to the Company by its officers and directors.

Concentration of Credit Risk

The Company places its cash and cash equivalents with high credit quality financial institutions. As of December 31, 2004 and 2003, the Company had no deposit in a bank beyond insured limits.

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

Fair Value of Financial Instruments

Fair value estimates of financial instruments are made at a specific point in time, based on relevant information about financial markets and specific financial instruments. As these estimates are subjective in nature, involving uncertainties and matters of significant judgment, they cannot be determined with precision. Changes in assumptions can significantly affect estimated fair values.

These financial instruments include cash and cash equivalents, a demand note from a related party, accounts payable and accrued liabilities and due to related parties. Fair values were assumed to approximate carrying values for these financial instruments, except where noted, since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

Fair Value of Shareholders and Officer Transactions

The Company's officers provide services at no charge. The Securities and Exchange Commission (the "SEC"), issued Staff Accounting Bulletin ("SAB") No. 79 Shareholder Transactions, whereby the Company is required to assess the fair value of transactions and services provided to the Company. The estimated fair value of services rendered by certain of its officers and directors, which are also shareholders, was $30,000 for the year ended December 31, 2004, beginning in May 2004, the date the management in place at that time determined the Company became active. No charge was made to operations in from inception to December 31, 2003 because the Company was deemed inactive.

Mineral Properties and Exploration Expenses

Exploration costs are charged to operations as incurred until such time that proven reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. As at December 31, 2004, the Company did not have proven reserves and no costs were capitalized.

Costs of initial acquisition of mineral rights and concessions are capitalized until the properties are abandoned or the right expires.

Asset Retirement Obligations

The Company recognizes a liability for future retirement obligations associated with the Company's capital assets. The estimated fair value of the asset retirement obligation is based on the current cost escalated at an inflation rate and discounted at a credit adjusted rate. This liability is capitalized as part of the cost of the related asset and amortized over its productive life. The liability accretes until the Company settles the obligation. As of December 31, 2004 and 2003, the Company had no asset retirement obligations.

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

Long-Lived Assets

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

Revenue Recognition

The Company will record revenues from its advertising when the services are rendered, and evidence that a written arrangement exists and the amounts are deemed collectible. Prepayments will be deferred as a liability and recognized as revenues over the service period. Revenues from exploration activities are not expected to materialize within the next 12 months.

Advertising Expenses

The Company expenses advertising costs as incurred. There were no advertising expenses incurred by the Company for the years ended December 31, 2004 and 2003.

Stock-Based Compensation

The Company adopted the fair value method of accounting for stock-based compensation recommended by of Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-based Compensation".

The Company does not have a stock option plan nor has it granted any stock options since inception.

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

The Company has no elements of "other comprehensive income" for the years ended December 31, 2004 and 2003.

New Accounting Pronouncements

In December 2004, the FASB issued a revision of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123R). SFAS 123R supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." SFAS 123R is effective for interim reporting period that begins after June 15, 2005. The adoption of SFAS 123R will not have any impact on its financial position, results of operations, or cash flows, until such time the board of directors sponsors a plan and the shareholders approve a plan.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29." The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions," is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and provided an exception to the basic measurement principle (fair value) for exchanges of similar productive assets. That exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. This Statement eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance-that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, applied prospectively. This statement does not affect the Company currently.

Note 3 - Demand Notes Receivable from Related Party

The promissory notes receivable is advanced to a company owned by an individual related to a director of the Company. The notes are unsecured bearing interest at 6% per annum accrued daily and repayable on demand.

This note is guaranteed by the directors and a shareholder, to whom the Company owed a total of $153,760 as at December 31, 2004.

Note 4 - Mineral Property

British Columbia, Canada - Sun Set Property

In 2002, the Company staked, under the name of a Company director, a mineral property consisting of two (2) claims covering approximately 2,500 acres located in Vernon, Canada, for approximately US$1,592. The director is the legal title holder of the claims; however, an unofficial deed has been signed by that director transferring 100% interest to the Company. This deed will not be filed with the appropriate government agent until such time that the Company starts its exploration production and demands the transfer of these legal titles.

Note 5 - Income Taxes

As at December 31, 2004, the Company has estimated net operating losses carry forward for tax purposes of $84,000, which expire through 2024 for United States income tax reporting purposes. This amount may be applied against future federal taxable income. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management's judgement about the realizability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in current operations.

The Company cannot deduct the fair value of officer and director compensation recorded in the financial statements totalling $30,000 for 2004 (Note 2). Such amount is the most significant cause for the difference between reported operating losses for income tax and financial reporting purposes.

The tax effects of temporary differences that give rise to the Company's deferred tax asset (liability) are as follows:

Note 6 - Related Party Transactions

Related party transactions not disclosed elsewhere in these financial statements are as follows:

In fiscal year 2004, interest income of $9,662 ($9,012 in 2003) was earned from a company controlled by an individual related to a director of the Company. At year-end, this amount remained unpaid and is included in demand promissory note (Note 3).

The amounts due to two directors and a shareholder are non-interest bearing, unsecured and due on demand. The Company recorded imputed interest of $9,519 (2003 - $7,954) at an interest rate of 5% per annum.

In November 2004, the Company issued a convertible loan in the amount of $20,000 to an unrelated party, whom subsequently was elected an officer and director of the Company. The note was convertible into the Company's common stock at $0.25 per share, after adjustment for the 1 for 20 stock split. The loan was unsecured, bore interest at 5% per annum, and was due on January 31, 2005. On January 18, 2005, the Company received notice by the holder to convert the loan into common stock. The Company will issue 80,000 shares of its common stock in March 2005. There was no beneficial conversion price in connection with this agreement as the conversion price exceeded the fair value of the Company's common stock on the date of issuance, the date the conversion was available.

Note 7 - Contingency

In March 2005, the Company received notice from an individual claming to be a valid holder of warrants to purchase 2,000,000 shares (post 20 for 1 stock split) of the Company's common stock at $0.05 per share, dated May 2004. Management of the Company with knowledge of facts and circumstances at the time, immediately denied any prior knowledge or execution of any such transaction. The Company's counsel has notified the claimant that the purported warrant is not valid and will not be acknowledged. No compensation expense has been recorded in the Company's financial statements because no services were provided by the claimant related to the purported warrant and the potential warrant value in May 2004 would have been insignificant because the exercise price significantly exceeded the trading price of the Company's common stock at that time.

Note 8 - Subsequent Events and Commitments

Contract rights

On December 26, 2004, the Company signed an agreement to acquire the two following contracts from the Chuangrun located in Southern China: Guangzhou New Baiyun Airport Scrolling Advertising Signs - the contract provides for the installation of 100 large size scrolling three-poster signs in the passenger terminal of the Guangzhou Airport, China. In connection therewith, the Company is required to pay approximately $1,100,000 seven (7) days after the contract commences and $1,100,000 every three months thereafter for a total of four (4) payments in the aggregate or approximately $4,400,000 for the first full year and approximately $4,400,000 for year 2. For year three (3) through year four (4), the fees increase by 3% from the base year of $4,400,000 or approximately $4,550,000 for year three and four. In year five (5) and thereafter, the fees increase 10% from year four or to approximately $4,900,000. The term of the contract is for a period of ten (10) years with an option to renew for an additional ten (10) year period for a total of 20 years. The first payment is expected to occur in May 2005 at which time the contract officially commences.

Guangzhou MTR (subway) Pillar Advertising Contract - the contract provides for pillar wrap around advertising for 12 stations along the Guangzhou Subway system in China. In connection therewith, the Company is required to pay $12,000, monthly. This contract commenced in February 2005.

The Company issued 3,700,000 new shares and induced existing shareholders to transfer 17,300,000 shares, as well as paid Chuangrun $200,000 for the contracts. The transaction closed on February 1, 2005 and is retroactive to January 1, 2005.

On March 11, 2005, the Company entered into an additional contract for installation of 50 exterior scrolling advertising signs the Guangzhou New Baiyun Airport. In connection therewith, the Company is required to pay approximately $723,000, 15 days after the contract commences and $361,000 every six (6) months thereafter during year one (1) through year three (3). For year four (4) through year six (6), the fees are approximately $1,083,000. In year seven (7) and thereafter, the fees are approximately $1,444,000. The term of the contract is for a period of ten (10) years, with an option to renew for an additional ten years.

Shareholder and Director Resolutions

On January 14, 2005, the Board of Directors and shareholders of the Company approved the following transactions:

The authorized share capital of the Company was increased to 1,500,000,000 shares of common stock with a par value of $0.00005 per share. The name of the Company was changed to China Media1 Corp. The number of director positions of the Company was increased from three to seven and new directors were named.

A forward split of the shares of common stock of the Company on a 20 for 1 basis. All shares and per share amounts were retroactively adjusted for all periods presented to reflect the stock split.

Rental Agreement

The Company entered into an agreement, effective April 1, 2005, whereby it will pay an entity for rentals of 150 rolling poster signs for use in the Guangzhou Airport. The Company will pay fees equal to 30% of revenues generated under the Guangzhou Airport contract until minimum revenues are met, which is estimated to be during the first six months, then 25% during the next six months (or three months for certain signs) and 20%, thereafter. The term of the contract is five (5) years.

Maintenance Agreement

Management expects to enter into a maintenance contract, whereby it will pay fees equal to 5% of revenues from the Guangzhou Airport contract.

Advertising Agency Agreement

On April 5, 2005, the Company entered into an agreement with an advertising agency (the "Agency") for supply advertising on 30 exterior scrolling advertising signs for a period of one (1) year, commencing May 1, 2005. Within 20 days of this contract, when 30% of the signs are in service, the Agency shall pay the Company a 10% contract fulfilment guarantee in amount of approximately $630,000. Within one (1) month after the first payment, the remaining 90% or approximately $5,600,000.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

On February 1, 2005, as the number of the Board of Directors has been increased since January 14, 2005 from 3 to 7 pursuant to the bylaws of the Company, the Board of Directors confirmed to appoint Mr. Michael McKennon as a director and Chief Financial Officer and appoint Mr. Hanxiong Cai as a director, President and Chairman of the Company to fill the vacancy of the Board.

The names, addresses, ages and positions of our present officers and directors are set forth below:
Full Name and Resident Address	Age	Positions
Hanxiong Cai 1208 Ocean Oil Bldg. 168 Jiang Nan Da Dao Zhong Guangzhou, China	36	President, Chairman, Director and a member of the Funding Allocation Committee
Michael McKennon 2000 Windward Lane, Newport Beach, CA 92660	44	Chief Financial Officer, Director and a member of the Funding Allocation Committee
Ernest Cheung, 141-757 West Hastings Street, Suite 328 Vancouver, BC, V6C 1A1	54	Secretary, Treasurer, Director and a member of the Funding Allocation Committee
Rod Husband, 3316 West Third Avenue, Vancouver, BC, V6R 1L4	41	Director
Angela Du, 900-789 West Pender Street, Vancouver, BC, V6C 1H2	33	Director

The persons named above have held their offices/positions since inception of our company and are expected to hold their offices/positions until the next annual general meeting of our stockholders.

Background of Officers and Directors

Mr. Hanxiong Cai has been our President, Chairman, member of our board of directors and member of our Funding Allocation Committee since January 2005. Mr. Cai has devoted approximately 70% of his professional time to our business and intends to devote this amount of time in the future:

Mr. Cai graduated in 1989 with a BA (Foreign Trade) from Guangzhou University in China.

Since 1999 Mr. Cai has been a sole proprietor of the Chuangrun Group of Companies in China. Chuangrun is a media and advertising company in Southern China.

From 1990 to 1998 Mr. Cai was sales manager of Zhong Shan Import and Export Company, a Guangdong provincial government corporation in China.

Mr. Michael McKennon has been our Chief Financial Officer, member of our board of directors and member of our Funding Allocation Committee since January 28, 2005. Mr. McKennon is dedicated on a part-time basis to our business.

Since 1998, Mr. McKennon has been a founder and a managing partner of the accounting firm McKennon Wilson & Morgan LLP ("MWM") in Irvine California. MWM is a PCAOB (Public Company Accounting Oversight Board) registrant. Since February 2004, he has been a director and audit committee member of Pacific Premier Bancorp of Costa Mesa, California, a public company traded on NASDAQ. From February 1997 to September 1998, Mr. McKennon was a director of PricewaterhouseCoopers LLP Technology Industry Group in Costa Mesa, California. From June 1992 to February 1997, he was with Corbin & Wertz, a CPA firm in Irvine, California, as a senior audit manager. From June 1986 to June 1992, he was with Arthur Anderson in Los Angeles and Irvine, California, reaching the position of audit manager. From 1984 to 1985 Mr. McKennon was the plant controller for Calmar Dispensing Systems in the City of Industry California, a publicly-held company traded on NASDAQ. Mr. McKennon graduated in 1983, with a Bachelor's degree in Business Administration, concentration in Accounting, from California State University at Fullerton.

Mr. Ernest Cheung has been our Secretary, Treasurer, member of our board of directors and member of our Funding Allocation Committee since the inception of our business. Mr. Cheung has devoted approximately 50% of his professional time to our business and intends to devote this amount of time in the future:

Mr. Cheung received a Bachelors Degree in Math in 1973 from the University of Waterloo, Ontario. He received a MBA from Queen's University, Ontario, in 1975. Mr. Cheung has been involved in venture capital markets for many years. Since May of 1995 Mr. Cheung has been President of Richco Investors, Inc., a company which provides capital market services (YRU.A:TSX). From 1991 to 1993 he was Vice-President of Midland Walwyn Capital, Inc. of Toronto, Canada, later known as Merrill Lynch Canada.

Mr. Rod Husband has been a member of our board of directors since the inception of our business. Mr. Husband has devoted approximately 5% of his professional time to our business and intends to continue to devote this amount of time in the future:

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

Ms. Angela Du has been our President and member of our board of directors since the inception of our business. Ms. Du has devoted approximately 30% of her professional time to our business and intends to decrease this amount of time in the future:

Ms. Du received a Bachelor of Science in International Finance in 1992 from East China Normal University and a Master of Science in Finance and Management Science in 1996 from the University of Saskatchewan, Canada.

Since 1996, Ms. Du has been the president and a director of Infornet Investment Corp.

Conflicts of Interest

We believe that Mr. Rod Husband and Mr. Hanxiong Cai will be subject to conflicts of interest. The conflicts of interest arise from Mr. Husband's relationships with other mining corporations and Mr. Cai's relationship with other advertising business companies. In the future, Mr. Husband and Mr. Cai will continue to be involved in the mining business and advertising business for other entities, respectively and their involvement could create a conflict of interest.

Specifically, Mr. Husband is a director of Majestic Gold Corp., Ballad Ventures Inc. and Kinvara Ventures Inc., all of which are engaged in the mining business and Mr. Cai is the proprietor of the Chuangrun Group of Companies, which is engaged in advertising business in Southern China.

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

China Media1 Corp.

2020 Main Street, Suite 500
Irvine, CA 92614

Audit Committee and Audit Committee Financial Expert

We have not at present a separately designated standing audit committee. The entire board of directors is acting as our Company's audit committee as specified in Section 3(a)(58)(B) of the Exchange Act.

The board of directors has determined that we have at least two audit committee financial experts serving on its audit committee. These persons are Mr. Ernest Cheung and Mr. Michael McKennon.

Mr. Cheung and Mr. McKennon are not independent because they are affiliates of the Company.

ITEM 10.  EXECUTIVE COMPENSATION

During years ended December 31, 2003 and 2004, and the period from inception (August 6, 2002) Ms. Du and Messrs. Cheung, our officers and Mr. Husband, our director, were not compensated for their services.

On January 28, 2005, we named Messrs. Cai and McKennon, as Chief Executive Officer and Chief Financial Officer, respectively. We have affixed our officers' compensation as follows for 2005:

President and CEO $200,000

Chief Financial Officer $180,000

Secretary/Treasurer $100,000

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of March 31, 2005, the total number of shares (post 20 for 1 stock split) owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of more than 5% or more of the total outstanding post-split shares. The table also reflects what their percentage of ownership is of the outstanding shares. The stockholder listed below has direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares:

Name and Address of Beneficial Owner	Number of Shares Owned	Office/Position	Percentage of Ownership
Hanxiong Cai 1208 Ocean Oil Bldg. 168 Jiang Nan Da Dao Zhong, Guangzhou, China	21,000,000	President, Chief Executive Officer, Chairman and Director	62.0%
Michael McKennon 2000 Windward Lane, Newport Beach, CA 92660	80,000	Chief Financial Officer and Director	0.2%
Ernest Cheung[1], 141-757 W Hastings St, Suite 328 Vancouver, BC, V6C 1A1	nil	Secretary, Treasurer and Director	Nil
Angela Du 900-789 W. Pender St Vancouver, BC V6C 1H2	nil	Director	Nil
Rod Husband, 3316 W Third Ave, Vancouver, BC V6R 1L4	nil	Director	Nil
All Officers and Directors, as a Group (4 persons)	21,080,000		62.2%

The persons named above may be deemed to be a parent and promoter of our company within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of their direct and indirect stock holdings. Ms. Du , Mr. Cheung and Mr. Cai are the only promoters of our company.

[1] These shares are held by Archer Pacific Management Inc., a company wholly owned by Ernest Cheung.

Changes in Control

Pursuant to the Agreement between the Company and Mr. Hanxiong Cai, in addition to the issuance of 3,700,000 post-split shares of common stock to Mr. Cai, the existing shareholders further transferred 17,300,000 post-split shares of common stock to Mr. Cai. As the result, Mr. Cai owns 62.0% of the outstanding post-split shares of the Company.

Equity Compensation Plans

We have no equity compensation plans (including individual compensation arrangements) under which securities are authorized for issuance.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On August 6, 2002, we issued a total of 900,000 pre-split shares of restricted common stock to Ms. Du and Ernest Cheung (in the name of his company, Archer Pacific Management Inc.), officers and directors of the Company. This was accounted for as capital of $6,030.

Since our inception, Ms. Du and Archer Pacific Management Inc., advanced demand loans to us in the total sum of $153,760, which were used for organizational and start-up costs and operating capital. The loans do not bear interest and have not been paid as of the date hereof. There are two promissory notes reflecting the loans and they are not due on a specific date.

On December 26, 2004, the Company entered into an agreement with Mr. Hanxiong Cai for the assignment of two advertising contracts (see "Item 1 Business of the Company"). On January 18, 2005 the Company issued 3,700,000 post-split shares of common stock to Mr. Cai and as of March 25, 2005 the Company paid to Mr. Cai $200,000 in cash through an advance by a director.

On November 19, 2004, Mr. Michael McKennon loaned the Company $20,000, interest at 5% per annum, due January 31, 2005, or convertible into common stock at a rate of $5.00 per share (pre 1 for 20 stock split) any time from November 19, 2004 through January 31, 2005. Request was made by Mr. McKennon on January 18, 2005. We actually issued 80,000 post-split shares of common stock in March 2005. There was no beneficial conversion feature with respect to this convertible note since, at the time of the issuance of the note and the initial date convertible, the Company's common stock price per share was above the conversion price.

ITEM 13. EXHIBITS

Exhibits

The following Exhibits are incorporated herein or by reference from the Registrant's Form SB-2 Registration Statement filed with the Securities and Exchange Commission, SEC file #333-100826 on October 29, 2002. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:
Exhibit No.	Document Description
3.1*	Articles of Association
3.2*	Bylaws
4.1*	Specimen Stock Certificate
4.2*	Promissory Note to Archer Pacific Management Inc. for $31,045
4.3*	Promissory Note to Angela Du for $131,045
10.1*	Sun Claim
10.2*	Set Claim
10.3*	Statement of Trustee
10.4*	Deed
10.5**	Agreement between the Company and Mr. Hanxiong Cai dated December 26, 2004
31.1	Rule 13a-14(a)/15d-14(a) Certification
32.1	Section 1350 Certification
99.1*	Subscription Agreement

*  Incorporated by reference to same exhibit filed with the Company's Form SB-2 Registration Statement on October 29, 2002.

** Incorporated by reference to same exhibit filed with the Company's 8-K dated December 26, 2004.

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

for fiscal year of 2003: $2,902; and

for fiscal year of 2004: $4,000.

(2)   Audit Related Fees.

None.

(3)   Tax Fees.

None.

(4)   All Other Fees.

None.

(5)   It is the policy of our board of directors that before the accountant is engaged to render audit or non-audit services, the engagement is approved by the Board of Directors that is at present acting as the Audit Committee.

(6)   Not applicable.

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of April, 2005.
CHINA MEDIA1 CORP. (Registrant) BY: /s/ Hanxiong Cai Hanxiong Cai President, Chairman and a member of the Board of Directors (who also performs the function of principal chief executive officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.
/s/ Ernest Cheung Ernest Cheung Secretary, Treasurer and a member of the Board of Directors 04/14/2005	/s/ Michael L. McKennon Michael L. McKennon Chief Financial Officer and a member of the Board of Directors 04/14/2005

Rule 13a-14(a)/15d-14(a)
CERTIFICATIONS

I, Hanxiong Cai, certify that:

1. I have reviewed this annual report on Form 10-KSB of CHINA MEDIA1 CORP.;

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

Date: April 14, 2005
By:	/s/ Hanxiong Cai Hanxiong Cai President, Chairman and a member of the Board of Directors (who also performs the function of principal chief executive officer)

Rule 13a-14(a)/15d-14(a)
CERTIFICATIONS

I, Ernest Cheung, certify that:

1. I have reviewed this annual report on Form 10-KSB of CHINA MEDIA1 CORP.;

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

Date: April 14, 2005
By:	/s/ Ernest Cheung Ernest Cheung Secretary, Treasurer and a member of the Board of Directors

Rule 13a-14(a)/15d-14(a)
CERTIFICATIONS

I, Michael McKennon, certify that:

1. I have reviewed this annual report on Form 10-KSB of CHINA MEDIA1 CORP.;

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant. We have recently commenced operations in China. We are planning the following:

a) to design such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) to evaluate the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to our annual report for the year ending December 31, 2005 (the "Evaluation Date"); and

c) to provide conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have not identified and evaluated all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls.

6. I have not identified any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

7. I am in the process of implementing significant internal controls relating to our new business in China. I am not ware of any significant changes in internal controls relating to our Pre-mineral exploration activities, which significantly affect internal controls previously in place by management.

Date: April 14, 2005
By:	/s/ Michael McKennon Michael McKennon Chief Financial Officer and a member of the Board of Directors

Section 1350 Certifications

CERTIFICATE OF CHIEF FINANCIAL OFFICER

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     I, Michael McKennon, a Director and Chief Financial Officer of China Media1 Corp., certify that the Annual Report on Form 10-KSB (the "Report") for the year ended December 31, 2004, filed with the Securities and Exchange Commission on the date hereof:

     (i)   fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

     (ii)   the information contained in the Report fairly presents in all material respects, the financial condition and results of operations of China Media1 Corp.
By:	/s/ Michael McKennon Michael McKennon Chief Financial Officer and a member of the Board of Directors

A signed original of this written statement required by Section 906 has been provided to China Media1 Corp. and will be retained by China Media1 Corp. and furnished to the Securities and Exchange Commission or its staff upon request.

Section 1350 Certifications

CERTIFICATE OF CHIEF EXECUTIVE OFFICER

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     I, Hanxiong Cai, a Director, Chairman and President, who also performs the function of principal chief executive officer of China Media1 Corp., certify that the Annual Report on Form 10-KSB (the "Report") for the year ended December 31, 2004, filed with the Securities and Exchange Commission on the date hereof:

     (i)   fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

     (ii)   the information contained in the Report fairly presents in all material respects, the financial condition and results of operations of China Media1 Corp.
By:	/s/ Hanxiong Cai Hanxiong Cai President, Chairman and a member of the Board of Directors (who also performs the function of principal executive officer)

A signed original of this written statement required by Section 906 has been provided to China Media1 Corp. and will be retained by China Media1 Corp. and furnished to the Securities and Exchange Commission or its staff upon request.