Form 10QSB
period 2005-03-31
CHINA MEDIA1 CORP.
filed 2005-05-20
CIK 1202081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 2054900000

FORM 10-QSB

(Mark one)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended March 31, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from                      to

Commission file number 000-50193

CHINA MEDIA1 CORP.
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	46-0498798 (IRS Employer Identification No.)

2020 Main Street, Suite 500, Irvine, CA 92614
(Address of principal executive offices)

(949) 757-0890
(Issuer’s Telephone Number)

Eagle River Mining Corp., 141-757 West Hastings Street, Suite 328, Vancouver, BC Canada, V6C 1A1
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports require to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorten period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes ☐ No ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:

Common shares outstanding as of April 30, 2005:  33,920,000

Transitional Small Business Disclosure Format (Check one):    Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The following is the interim unaudited financial statements for the period ended March 31, 2005.

CHINA MEDIA1 CORP.
(formerly Eagle River Mining Corp.)

Balance Sheet
March 31, 2004
(unaudited)
(Expressed in U.S. Dollars)

ASSETS

Current assets:
Cash and cash equivalents	$1,596
Note receivable related party (Note 3)	181,208
Accounts receivable	284,479
Production costs	5,291
Total current assets	472,574

Leasehold improvements, net of $1,918 of accumulated amortization (Note 4)	36,443
Deposit	144,814

Total assets	$653,831

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$23,679
Accrued liabilities (Note 6)	210,368
Amounts due to related parties (Note 7)	840,563
Total current liabilities	1,074,610
Commitments and contingencies (Note 8)
Stockholders’ deficit (Notes 1, 2, 7 and 9):
Common stock, 1,500,000,000 shares authorized, par value of $0.00005 per share, 33,920,000 shares issued and outstanding	1,696
Additional paid-in capital	—
Accumulated deficit	(422,475)
Total stockholders’ deficit	(420,779)

Total liabilities and stockholders’ deficit	$653,831

The accompanying notes are an integral part of these financial statements

CHINA MEDIA1 CORP.

(formerly Eagle River Mining Corp.)

Statements of Operations

(unaudited)

(Expressed in U.S. Dollars)

	Three Months Ended March 31,
	2005	2004

Revenues	$375,493	$—

Cost of revenues	78,184	—

Gross profit	297,309	—

Operating expenses:
Sales commissions	56,324
General and administrative, excluding management fees to related party	112,547	7,328
Management fees to related party	374,102
Total operating expenses	542,973	7,328

Net loss	$(245,664)	$(7,328)

Net loss per share
- basic and diluted	$(0.01)	$(0.00)

Weighted average number of common shares outstanding
- basic and diluted	32,588,444	30,140,000

The accompanying notes are an integral part of these financial statements.

CHINA MEDIA1 CORP.

(formerly Eagle River Mining Corp.)

Statements of Stockholders’ Deifcit

(unaudited)

(Expressed in U.S. Dollars)

	Common stock		Additional paid-in	Accumulated	Total stockholders’ Equity
	Shares	Amount	capital	deficit	(deficiency)
Issuance of common stock for cash August 6, 2002, $0.0067 per share	18,000,000	$900	$5,130	$—	$6,030
Comprehensive income (loss)-
Net loss for the period	—	—	—	(17,256)	(17,256)
Balance, December 31, 2002	18,000,000	$900	$5,130	$(17,256)	$(11,226)

Issuance of common stock for cash on May 28, 2003, $0.10 per share	12,140,000	607	60,093	—	60,700
Imputed interest calculated on advances from stockholders	—	—	7,954	—	7,954
Comprehensive income (loss)-
Net loss for the year	—	—	—	(24,719)	(24,719)

Balance, December 31, 2003	30,140,000	$1,507	$73,177	$(41,975)	$32,709

Imputed interest calculated on advances from stockholders	—	—	9,519	—	9,519
Fair value of services provided by officers and directors	—	—	30,000	—	30,000
Comprehensive income (loss)-
Net loss for the year	—	—	—	(67,343)	(67,343)

Balance, December 31, 2004	30,140,000	$1,507	$112,696	$(109,318)	$4,885

Issuance of common stock under convertible note	80,000	4	19,996	—	20,000
Issuance of common stock for acquisition of contracts, excluding 17,300,000 shares transferred by shareholders	3,700,000	185	(185)	—	—
Cash paid to acquire contracts deemed a distribution	—	—	(132,507)	(67,493)	(200,000)
Comprehensive income (loss)-
Net loss for the period	—	—	—	(245,664)	(245,664)

Balance, March 31, 2005	33,920,000	$1,696	$—	$(422,475)	$(420,779)

The accompanying notes are an integral part of these financial statements.

CHINA MEDIA1 CORP.

(formerly Eagle River Mining Corp.)

Statements of Cash Flows

(unaudited)

(Expressed in U.S. Dollars)

	Three months ended March 31,
	2005	2004

Cash flows used in operating activities
Net loss	$(245,664)	$(7,327)
Adjustment to reconcile net loss to net cash used in operating activities:
Amortization	1,918	—
Changes in operating assets and liabilities:
Accounts receivable	(284,479)
Production costs	(5,291)
Accounts payable	21,879	—
Accrued liabilities	206,338	—
Net cash used in operating activities	(305,299)	(7,327)

Cash flows used in investing activities:
Purchase of leasehold improvements	(38,361)	—
Deposits	(144,814)	—
Net cash used in operating activities	(183,175)

Cash flows from financing activities:
Advances from related party	686,803	3,635
Cash paid to acquire contracts, deemed a distribution	(200,000)	—

Net cash provided by financing activities	486,803	3,635

Increase (decrease) in cash and cash equivalents	(1,671)	(3,692)

Cash and cash equivalents, beginning of period	3,267	3,692

Cash and cash equivalents, end of period	$1,596	$—

Supplemental disclosures of cash flow information:
Interest expense paid in cash	$—	$—
Income taxes paid in cash	$—	$—

Non-cash financing activity:
Issuance of stock for convertible note	$20,000	$—

The accompanying notes are an integral part of these financial statements.

CHINA MEDIA1 CORP.
(Formerly Eagle River Mining Corp.)

Notes to Financial Statements
(unaudited)

(Expressed in U.S. Dollars)

Note 1 — Organization and Business

China Media1 Corp., formerly Eagle River Mining Corp., was formed on August 6, 2002 under the laws of the State of Nevada. The Company changed its name to China Media 1 Corp. (the “Company”) on January 14, 2005. The Company, a development-stage company until the first quarter of 2005, was initially engaged in the acquisition and exploration of mineral properties. On December 26, 2004, the Company signed an agreement to acquire two advertising contracts from the Chuangrun Group of Companies (“Chuangrun”) located in the Peoples Republic of China (“China”) and Hong Kong through issuance of 3,700,000 new shares of common stock, and transfer of 17,300,000 shares of common stock by shareholders, as well as paying $200,000 to Chuangrun (see Note 3).  The acquisition of the contracts resulted in a change in control of the Company.  The Company commenced revenues from these advertising contracts in the first quarter of 2005.

Note 2 — Significant Accounting Policies

Financial Statement Presentation

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”) regarding interim financial reporting.  Accordingly, the do not include all of the information and notes required by accounting principles generally accepted in the United States of America.  The financial statements and related notes of China Media 1 Corp. (formerly Eagle River Mining Corporation) for the year ended December 31, 2004 were filed with the SEC on form 10-K on April 14, 2005.

The unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented.  Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the unaudited consolidated financial statements and accompanying disclosures.  Although these estimates are based on management’s best knowledge of certain events and actions that the Company may undertake in the future, actual results may be different from those estimates.  The results of operations for the three months ended March 31, 2005, are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

Basis of Presentation

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business, under accounting principles generally accepted in the United States of America. The Company has incurred net losses since inception, and requires additional capital to repay certain debts to related parties, as well as to fund its operations.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management plans to raise equity financing of approximately $4,000,000 to repay certain obligations with related parties totalling approximately $300,000, $200,000 of which was advanced after year end to consummate the acquisition of the advertising contracts, and fund expansion of operations in China, as well as administrative and regulatory compliance in the United States.  There are no assurances that management will be successful in their plans to obtain financing.  The accompanying financial statements do not include any adjustments that might result from this uncertainty.

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

Foreign Currency Translations

During 2004, the Company was located and operated outside of the United States of America; primarily in Canada.  It maintained its accounting records in U.S. Dollars, thus at the transaction date, each asset, liability, revenue and expense is translated into U.S. dollars by the use of the exchange rate in effect at that date.  At the period end, monetary assets and liabilities are re-measured by using the exchange rate in effect at that date.  The resulting foreign exchange gains and losses were included in operations.

In 2005, the Company operates in China and United States of America.  The functional currency is the Chinese Yuan.  The financial statements of our operations in China are translated into United States Dollars at year-end exchange rates for assets and liabilities, and weighted-average exchange rate for revenues and expenses.  The resulting translation adjustments are recorded as a component of other comprehensive income or loss.  At present, the Chinese Yuan is pegged to the US Dollar, and therefore no fluctuations in the currency occurred during the quarter ended March 31, 2005.

Exposure to foreign currency risk could exist in the future if a fluctuation of the Chinese Yuan and U.S. dollars.

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

Mineral Properties and Exploration Expenses

Exploration costs are charged to operations as incurred until such time that proven reserves are discovered.  From that time forward, the Company will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred.  The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production.  As of March 31, 2005, the Company did not have proven reserves and no costs were capitalized.

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

Revenue Recognition

The Company records revenues from its advertising when the services are rendered, evidence that a written arrangement exists and the amounts are deemed collectible. Prepayments will be deferred as a liability and recognized as revenues over the service period.  Revenues from exploration activities are not expected to materialize within the next 12 months.

Production Costs

Design and installation costs incurred for a customer are capitalized and amortized over the initial service contract period, generally within one year.

Advertising Expenses

The Company will expense advertising costs if and when incurred.

Stock-Based Compensation

The Company adopted the fair value method of accounting for stock-based compensation recommended by of Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-based Compensation”.  The Company does not have a stock option plan nor has it granted any stock options since inception.

Income Taxes

The Company has adopted Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes, which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

Earnings (Loss) Per Share

Earnings (loss) per share is computed using the weighted average number of shares outstanding during the period. The Company has adopted SFAS No. 128, “Earnings Per Share”.  Diluted loss per share is equivalent to basic loss per share because there are no dilutive securities.

Comprehensive Income

Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners.  The Company has no elements of “other comprehensive income” for the periods presented.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29.” The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and provided an exception to the basic measurement principle (fair value) for exchanges of similar productive assets. That exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. This Statement eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance—that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, applied prospectively. This statement does not affect the Company currently.

Note 3 — Contract Rights

On December 26, 2004, the Company signed an agreement to acquire the two following contracts from the Chuangrun located in Southern China:  Guangzhou New Baiyun Airport Scrolling Advertising Signs - the contract provides for the installation of 100 large size scrolling three-poster signs in the passenger terminal of the Guangzhou Airport, China. In connection therewith, the Company is required to pay approximately $1,100,000 seven (7) days after the contract commences and $1,100,000 every three months thereafter for a total of four (4) payments in the aggregate or approximately $4,400,000 for the first full year and approximately $4,400,000 for year 2.  For year three (3) through year four (4), the fees increase by 3% from the base year of $4,400,000 or approximately $4,550,000 for year three and four.  In year five (5) and thereafter, the fees increase 10% from year four or to approximately $4,900,000.  The term of the contract is for a period of ten (10) years with an option to renew for an additional ten (10) year period for a total of 20 years.  The first payment is expected to occur in July 2005, when the signs are installed in the airport; this is the date the contract officially commences.

Guangzhou MTR (subway) Pillar Advertising Contract - the contract provides for pillar wrap around advertising for 12 stations along the Guangzhou Subway system in China. In connection therewith, the Company is required to pay $12,000, monthly.  A deposit in the amount of $145,000 was paid on our behalf by Chuangrun.  This contract commenced in January 2005.

On March 11, 2005, the Company entered into an additional contract for installation of 50 exterior scrolling advertising signs the Guangzhou New Baiyun Airport.  In connection therewith, the Company is required to pay approximately $723,000, 15 days after the contract commences and $361,000 every six (6) months thereafter during year one (1) through year three (3).  For year four (4) through year six (6), the fees are approximately $1,083,000.  In year seven (7) and thereafter, the fees are approximately $1,444,000.  The term of the contract is for a period of ten (10) years, with an option to renew for an additional ten years.  This contract is expected to commence in June 2005, upon installation of the signs.

Note 4 - Note Receivable from Related Party

The note receivable represents advances to a company owned by an individual related to a director of the Company.  The notes were unsecured, bearing interest at 6% per annum accrued daily, repaid on April 1, 2005 through satisfaction of a like amount of notes payable to related parties.

Note 5 - Mineral Property

British Columbia, Canada — Sun Set Property

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

Note 6 — Accrued Liabilities

As of March 31, 2005, accrued liabilities consisted of the following:

Officers’ salaries	$70,000
Commissions	127,204
Professional fees and other	13,164
$210,368

Salaries have been deferred by our officers until the Company has working capital to pay these accrued amounts.

Note 7 - Related Party Transactions

At March 31, 2005, amounts due to related parties are as follows:

Due to Affiliate — Archer Pacific Management	$361,102
Due to Chuangrun	476,939
Director expenses	2,522
$840,563

Related party transactions not disclosed elsewhere in these financial statements are as follows:

The amounts due to directors were non-interest bearing, unsecured and due on demand.  The notes were reduced through repayment of the note receivable from related party directly to the note holders on April 1, 2005.

Chuangrun, our affiliate in China, is to become our management company, as defined in our operating agreement to be executed by May 31, 2005.  In connection therewith, the Company is responsible for the payments to Chuangrun for sales commissions earned by their employees and Chuangrun’s management fees.  Sales commissions are 5%, 10% and 15% in 2005; 3%, 5% and 10% in 2006 and 2007, each, for sales generated through existing client accounts, new advertising agencies and new customers, respectively.  Total commissions earned were $56,324 during the three months ended March 31, 2005, which have been accrued in the accompanying balance sheet, to the extent these have not been paid.  In addition, the Company is required to pay management fees of $1,500,000 in 2005, $2,000,000 in 2006 and $3,000,000 in 2007.  The Company recorded $374,102 of earned management fees for the three months ended March 31, 2005, which are included in amounts due to related parties in the accompanying balance sheet.  In addition, Chuangrun has paid a deposit and certain leasehold improvements in connection with its MTR Rail contract, on our behalf as recorded in the accompanying balance sheet.  As of March 31, 2005, amounts due to Chuangrun are $476,939.

In November 2004, the Company issued a convertible loan in the amount of $20,000 to an unrelated party who subsequently was elected an officer and director of the Company.  The note was convertible into the Company’s common stock at $0.25 per share, after adjustment for the 20 for 1 stock split. The loan was unsecured, bore interest at 5% per annum, and was due on January 31, 2005. On January 18, 2005, the Company received notice by the holder to convert the loan into common stock. The Company will issue 80,000 shares of its common stock in March 2005. There was no beneficial conversion price in connection with this agreement as the conversion price exceeded the fair value of the Company’s common stock on the date of issuance, the date the conversion was available.

Note 8 — Contingency

In March 2005, the Company received notice from an individual claming to be a valid holder of warrants to purchase 2,000,000 shares (post 20 for 1 stock split) of the Company’s common stock at $0.05 per share, dated May 2004.  Management of the Company with knowledge of facts and circumstances at the time immediately denied any prior knowledge or execution of any such transaction.  The Company’s counsel has notified the claimant that the purported warrant is not valid and will not be acknowledged.  No compensation expense has been recorded in the Company’s financial statements because no services were provided by the claimant related to the purported warrant and the potential warrant value in May 2004 would have been insignificant because the exercise price significantly exceeded the trading price of the Company’s common stock at that time.

Note 9 - Stockholders’ Deficit

Shareholder and Director Resolutions

On January 14, 2005, the Board of Directors and shareholders of the Company approved the following transactions:

The authorized share capital of the Company was increased to 1,500,000,000 shares of common stock with a par value of $0.00005 per share.  The name of the Company was changed to China Media 1 Corp.  The number of director positions of the Company was increased from three to seven and new directors were named.

A forward split of the shares of common stock of the Company on a 20 for 1 basis.   All shares and per share amounts were retroactively adjusted for all periods presented to reflect the stock split.

Note 10 — Subsequent Events

Rental and Maintenance Agreement

The Company entered into an agreement, effective April 1, 2005 or upon the completion and installation of the signs which is expected to occur during June 2005, whereby it will pay an entity for rentals and maintenance of 150 rolling poster signs for use in the Guangzhou Airport.  The Company will pay fees equal to 30% of revenues generated under the Guangzhou Airport contract until minimum revenues are met, which is estimated to be during the first six months, then 25% during the next six months (or three months for certain signs) and 20%, thereafter. The term of the contract is five (5) years.

Advertising Agency Agreement

On April 5, 2005, the Company entered into an agreement with an advertising agency (the “Agency”) for supply advertising on 30 exterior scrolling advertising signs for a period of one (1) year, commencing on or about June 15, 2005, as extended. Within 20 days of this contract, when 30% of the signs are in service, the Agency shall pay the Company a 10% contract fulfillment guarantee in amount of approximately $630,000.  Within one (1) month after the first payment, the remaining 90%, or approximately $5,600,000, will be paid.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Some discussion in this report may contain a number of forward-looking statements that reflect our current views with respect to future events and financial performance.  Forward-looking statements are often identified by words like:  believe, expect, estimate, anticipate, intend, project and similar expressions, or word which, by their nature, refer to future events.  You should not place undue certainty on these forward-looking statements.  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

On or about February 1, 2005, we completed the acquisition through an assignment of exclusive advertising contracts in Guangzhou located the southern region of the Peoples Republic of China, from Mr. Cai Hanxiong, proprietor of the Chuangrun Group of Companies located in the Peoples Republic of China.  The assignment from the Chuangrun Group of Companies (the “Assignor”) of rights to the following contracts:

(1)          The Guangzhou New Baiyun Airport Scrolling Advertising Signs Contract - the contract provides for the installation of 100 large size (1.5 meters x 5 meters) scrolling three-poster signs in the passenger terminal of one of the newest airports in Southern China. This generates a total of 300 poster spaces (three per sign). We expect to start the project in late June 2005 after the installation of the 50 scrolling advertising light box signs discussed in (3) below.  No revenues have been generated under this contract.

(2)          The Guangzhou MTR (subway) Pillar Advertising Contract — the contract provides for pillar wrap around (diameter 1.5 to 1.7 meters, height 3 meters) advertising for 12 stations along the Guangzhou Subway system. We have already received several advertising contracts which started in January 2005.

(3)          The Guangzhou Baiyun Airport granted another contract to Chuangrun in March 2005 for an additional fifty (50) scrolling advertising light box locations along the entire domestic and international arrivals level outdoor loading area. We intend to install newly designed double-sided light boxes with six posters on each side. This generates a total of 600 poster spaces (six per sign). We expect the installation of the 50 advertising signs to be completed and installed in June 2005. No revenues have been generated under this contract.

The Company also has the right to acquire, and the Chuangrun Group of Companies promises to assign, a China Rail Train Naming and Advertising Project to China Media 1 Corp. within one year, when the project is proven viable, at a price to be negotiated in the future.  The contracts above were recently executed by the Chuangrun Group of Companies with third parties in China.  The Chuangrun Group of Companies has existing advertising clients and revenues, and publishes “give-away” magazines, which will not be a part of these contracts.

Results in Operations

Three months ended March 31, 2005 versus 2004

Revenues

We generated no revenues in 2004 as were a development-stage company.  However, we have generated revenues from our advertising contracts in the first quarter of 2005.  We have commenced only the Guangzhou MTR (subway) Pillar Advertising contract which generated revenues of $375,493 during the three months ended March 31, 2005.

Cost of Revenues

Included in cost of revenues are production costs and rents relating to the Pillar Advertising contract.  We pay a fixed amount quarterly, in arrears, of approximately $36,000.

Sales Commissions Expense

We pay sales commissions when we collect our receivables.  We are responsible for the payments to Chuangrun for sales commissions earned by their employees.  Sales commissions are 5%, 10% and 15% in 2005; 3%, 5% and 10% in 2006 and 2007, each, for sales generated through existing client accounts, new advertising agencies and new customers, respectively.  Total commissions earned were $56,324 during the three months ended March 31, 2005.

General and Administrative Expenses, Excluding Management Fees to Related Party

General and administrative expenses were incurred for legal and audit-related services, as well as other expenses necessary as a public company.  In addition, salaries to our two officers have been accrued, but not yet paid, totaling $70,000.  All general and administrative expenses in China are paid through our management fees as discussed below.

Management Fees to Related Party

In connection with our verbal operating agreement with Chuangrun, expected to be executed by May 31, 2005, we are required to pay management fees in the amount of $1,500,000 in 2005, $2,000,000 in 2006 and $3,000,000 in 2007.  These fees are intended to cover the salaries of our Chief Executive Officer and key management in China, and other operating expenses in China.  During the three months ended March 31, 2005, we incurred $374,102 in management fees to Chuangrun.

Net Loss

We incurred a net loss during the three months ended March 31, 2005.  The net loss resulted because we recently commenced our advertising business.  We expect losses to continue for the next six months until we obtain sufficient revenues that exceed our cost structure.  If we are unable to generate sufficient revenues in 2005, we may continue to incur losses for the foreseeable future.

Liquidity and Capital Resources

Cash Flows

We used cash flows in our operations of $305,299 largely because of our net loss of $245,664.  We invested $144,814 and $38,361 for a deposit and pillar improvements in connection with the Guangzhou MTR (subway) Pillar Advertising contract.

We provided cash from our financing activities primarily through related parties.  As of March 31, 2005, Archer Pacific Management Inc. has advanced non-interest bearing demand loans to us in the total sum of $361,102, which were used for general corporate purposes and the acquisition of the Chuangrun contracts of $200,000 on February 1, 2005.  This related party advanced us $209,864 during the three months ended March 31, 2005.  On April 1, 2005, Archer Pacific Management Inc. was effectively repaid $181,208, by a related party which owed us $181,208. Our Chief Financial Officer converted a $20,000, 5% per annum, note into 80,000 shares of common stock in March 2005.

During the three months ended March 31, 2005, our affiliate Chuangrun paid production costs, leasehold improvement costs, a deposit for the Pillar Advertising contract of $144,814, as well as sales commissions and operating expenses in China.  Costs incurred by us totaling $476,939 have been financed by our affiliate Chuangrun.

Liquidity

We have incurred losses during the three months ended March 31, 2005, and will likely incur losses in 2005.  Our working capital is not sufficient to meet our obligations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Our independent auditors have included an explanatory paragraph in their report regarding these matters as filed in our Annual Report on Form 10-KSB for 2004.

To date, our officers and directors have advanced funds to us in order to cover certain operating expenses pursuant to demand notes.  We plan to raise approximately $4,000,000 through an equity financing to cover operating expenses for the next 12 months, meet the contract obligations for the airport contracts totalling approximately $723,000 in late June 2005, if required by the Guangzhou Airport, the time when the 50 outside scrolling advertising sign contract are expected to be installed and operational.  We are waiting for the installation of the signs under our sign rental agreement, and we expect all 150 signs to be in operation in July 2005.  We also need monies to repay advances made after by Archer Pacific Management Inc. totalling approximately $361,102.  We do not expect to incur significant monies on our mineral explorations until such time we believe it is in the best interest of our shareholders.  There are no assurances that we will be successful in raising the required funds or that our officers, directors, or other affiliates will be able to continue to advance funds to cover operating expenses.  Our financial statements do not reflect any adjustments which might result from the outcome of this uncertainty.

Risk of Foreign Currency Fluctuations

At present, the Chinese Yuan is pegged to the United States (U.S.) Dollar, and therefore no fluctuations in the currency occurred during the quarter ended March 31, 2005.  Exposure to foreign currency risk could exist in the future if a fluctuation of the Chinese Yuan and U.S. Dollar.  We cannot predict the outcome of currency fluctuations; however, indications exist that the Chinese Yuan may be undervalued in relation to the US Dollar.  In the event the Chinese Yuan becomes stronger in relation to the U.S. Dollar, we will experience an increase in the value of our reported assets and liabilities.  In the event the Chinese Yuan weakens against the US Dollar, we will experience declines in the value of our net assets.  We do not use financial instruments to hedge against changes in the Chinese Yuan against the U.S. Dollar.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates and assumptions.  Significant estimates management will be making in the future relate to allowances for uncollectible accounts receivable.

Item 3.  Controls and Procedures

We are currently evaluating the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14).  The Company is presently unable to provide segregation of duties within the Company as a means of internal control.  As a result, the Company is presently relying on overriding management reviews, and assistance from its board of directors in providing short-term review procedures until such time as additional funding is provided to hire additional executives to segregate duties within the Company.

PART II - OTHER INFORMATION

Item 2

On May 17, 2005, Mr. Cai sold 661,765 shares of common stock for $225,000, in a private transaction for $225,000.  Mr. Cai will repay a personal loan to our officer and director, Mr. Ernest Cheung in the amount of $75,000.  Through Archer Pacific Management, Mr. Cheung will provide the Company additional working capital of up to $75,000.

Item 4

We held a shareholders meeting January 14, 2005, which was reported on February 3, 2005, and by a majority of the vote of the shareholders holding 865,000 shares of the 1,507,000 shares of common stock outstanding of the Company and by directors resolution, the Company amended and filed with the Nevada Secretary of State a Certificate of Amendment to the Articles of Incorporation.  Article I was amended so that the name of the Company be changed to China Media1 Corp. Article IV was amended so that the authorized capital of the Company be increased from 7,500,000 shares of voting common shares to 1,500,000,000 shares of voting common stock and the par value decreased from $0.001 per share to $0.00005 per share. The Amendment was effective on January 14, 2005.  We also disclosed, that by majority of vote of the shareholders holding 865,000 shares of the 1,507,000 shares of common stock outstanding of the Company, the number of directors of the Board of Directors has been increased from three (3) to seven (7).  Since the Article IV was amended, the Company has completed a 20 for one (1) forward stock split which was effective on February 1, 2005. The Company’s new CUSIP number is 169447109 and the Company’s new trading symbol is CMDA.

On February 8, 2005, we reported that the number of our board of directors has been increased since January 14, 2005 from 3 to 7 pursuant to the bylaws of the Company, the Board of Directors of the Company confirmed to appoint Mr. Michael McKennon as a Director and Chief Financial Officer of the Company and appointed Mr. Hanxiong (Adrian) Cai as a Director, President and Chairman of the Company

Mr. Cai graduated in 1989 with a BA (Foreign Trade) from Guangzhou University in China. Since 1999 Mr. Cai has been a sole proprietor of the Chuangrun Group of Companies in China. Chuangrun is a media and advertising company in Southern China.  From 1990 to 1998 Mr. Cai was sales manager of Zhong Shan Import and Export Company, a Guangdong provincial government corporation in China.

On December 26, 2004, the Company signed an agreement to acquire from Chuangrun two advertisement contracts. The Company agreed to issue 3.7 million post split toward shares of common stock, induce certain shareholders to transfer 17,300,000 shares of common stock, and pay $200,000.00 in cash to Mr. Cai as consideration. The Company agreed also to induce existing shareholders to transfer 17,300,000 shares of common stock to Mr. Cai.

Mr. McKennon graduated in 1983, with a Bachelor’s degree in Business Administration, concentration in Accounting, from California State University at Fullerton.  Since 1998, Mr. McKennon has been a founder and a managing partner of the accounting firm McKennon Wilson & Morgan LLP (“MWM”) in Irvine California. MWM is a PCAOB (Public Company Accounting Oversight Board) registrant. Since

January 2004, he has been a director and audit committee member of Pacific Premier Bankcorp of Costa Mesa, California, a public company traded on NASDAQ. From February 1997 to September 1998, Mr. McKennon was a director of PricewaterhouseCoopers LLP Technology Industry Group in Costa Mesa, California. From June 1992 to February 1997, he was with Corbin & Wertz, a CPA firm in Irvin, California, as a senior audit manager. From June 1986 to June 1992, he was with Arthur Anderson in Los Angeles and Irvine, California, reaching the position of audit manager. From 1984 to 1985 Mr. McKennon was the plant controller for Calmar Dispensing Systems in the City of Industry California, a publicly-held company traded on NASDAQ.

On November 19, 2004, Mr. McKennon advanced the Company $20,000 as a loan, which is convertible into its common stock at $5.00 per share. The loan is convertible before January 28, 2005, pays interest at 5% per annum and is due January 31, 2005. As of the date of this filing, Mr. McKennon has exercised the conversion of the loan by receiving 4,000 shares of the common stock (pre-split).

At present, the Company has no employment agreements with Mr. Cai and Mr. McKennon.

Item 5(a)

On December 30, 2005, as amended February 8, 2005, we reported on Form 8-K that on December 26, 2004, the Company entered into an agreement with Mr. Hanxiong Cai for the assignment of two advertising contracts.  The Company issued 3,700,000 post-split shares of common stock to Mr. Cai, induced certain shareholders to transfer 17,300,000 share to Mr. Cai and paid $200,000 in cash.

Item 6. Exhibits

(a)

Exhibit No.	Description
3.1*	Articles of Incorporation
3.2**	Bylaws (Amended)
4.1*	Specimen Stock Certificate
31.1	Rule 13(a) - 14 (a)/15(d) - 14(a) Certifications
32.1	Section 1350 Certifications

*Filed as an Exhibit to the Company’s Registration Statement on Form SB-2, dated October 29, 2002 and filed in form 8-K on February 3, 2005 for the change of company name and authorized capital, and incorporated herein by this reference.

**Filed as an Exhibit to the Company’s Form 10-QSB for the Quarterly period ended March 31, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 20, 2005

CHINA MEDIA 1 CORP.

By:	/s/ Hanxiong Cai
Hanxiong Cai, President, Chairman and a member of the Board of Directors (who also performs the function of principal executive officer)

By:	/s/ Michael L. McKennon
Michael L. McKennon
Chief Financial Officer and a member of the Board of Directors