Form 10QSB
period 2005-06-30
CHINA MEDIA1 CORP.
filed 2005-08-22
CIK 1202081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549

FORM 10-QSB

(Mark one)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended June 30, 2005

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

Common shares outstanding as of August 15, 2005: 33,920,000

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The following is the interim unaudited financial statements included in this Quarterly Report on Form 10-QSB:

Consolidated balance sheet as of June 30, 2005 (unaudited)	3
Consolidated statements of operations for the three and six months ended June 30, 2005 and 2004 (unaudited)	4
Consolidated statements of cash flows for the six months ended June 30, 2005 and 2004 (unaudited)	5
Notes to consolidated financial statements (unaudited)	6

CHINA MEDIA1 CORP.
(formerly Eagle River Mining Corp.)

Consolidated Balance Sheet
June 30, 2005
(unaudited)
(Expressed in U.S. Dollars)
ASSETS

Current assets:
Cash and cash equivalents	$1,583
Accounts receivable	272,005
Production costs	5,715
Total current assets	279,303

Leasehold improvements, net of accumulated amortization of $3,836	34,525
Deposit	144,814

Total assets	$458,642

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$24,722
Accrued liabilities (Note 4)	252,456
Amounts due to related parties (Note 5)	1,038,635
Total current liabilities	1,315,813

Commitments and contingencies (Note 6)

Stockholders’ deficit (Notes 1, 2, and 7):
Common stock, 1,500,000,000 shares authorized, par value of $0.00005 per share, 33,920,000 shares issued and outstanding	1,696
Additional paid-in capital	—
Accumulated deficit	(858,867)
Total stockholders’ deficit	(857,171)

Total liabilities and stockholders’ deficit	$458,642

The accompanying notes are an integral part of these consolidated financial statements

CHINA MEDIA1 CORP.
(formerly Eagle River Mining Corp.)

Consolidated Statements of Operations
(unaudited)
(Expressed in U.S. Dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Revenues	$289,200	$—	$664,692	$—

Cost of revenues	74,628	—	152,812	—

Gross profit	214,572	—	511,880	—

Operating expenses:
Sales commissions	43,380	—	99,704	—
General and administrative, excluding management fees to related party	241,851	10,609	344,232	17,937
Management fees to related party	375,898	—	750,000
Total operating expenses	661,129	10,609	1,193,936	17,937

Net loss	$(446,557)	$(10,609)	$(682,056)	$(17,937)

Net loss per share
- basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.00)

Weighted average number of common shares outstanding
- basic and diluted	33,920,000	30,140,000	33,254,222	30,140,000

The accompanying notes are an integral part of these consolidated financial statements.

CHINA MEDIA1 CORP.
(formerly Eagle River Mining Corp.)

Consolidated Statements of Cash Flows
(unaudited)
(Expressed in U.S. Dollars)

	Six months ended June 30,
	2005	2004

Cash flows used in operating activities
Net loss	$(682,056)	$(17,937)
Adjustment to reconcile net loss to net cash used in operating activities:
Amortization	3,836	—
Changes in operating assets and liabilities:
Accounts receivable	(272,005)	—
Production costs	(5,715)	—
Accounts payable	22,922	4,857
Accrued liabilities	254,426	—
Net cash used in operating activities	(678,592)	(13,080)

Cash flows used in investing activities:
Purchase of leasehold improvements	(38,361)	—
Collection on demand promissory note	181,208	16,546
Deposits	(144,814)	—
Net cash used in operating activities	(1,967)	16,546

Cash flows from financing activities:
Advances from related parties	186,449	—
Management fees due to related party	692,426	—
Cash paid to acquire contracts, deemed a distribution	(200,000)	—

Net cash provided by financing activities	678,875	—

Increase (decrease) in cash and cash equivalents	(1,684)	3,466

Cash and cash equivalents, beginning of period	3,267	3,692

Cash and cash equivalents, end of period	$1,583	$7,158

Supplemental disclosures of cash flow information:
Interest expense paid in cash	$—	$—
Income taxes paid in cash	$—	$—

Non-cash financing activity:
Issuance of stock for convertible note	$20,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

CHINA MEDIA1 CORP.
(Formerly Eagle River Mining Corp.)

Notes to Financial Statements
(unaudited)
(Expressed in U.S. Dollars)

Note 1 — Organization and Business

China Media1 Corp., formerly Eagle River Mining Corp., was formed on August 6, 2002 under the laws of the State of Nevada. The Company changed its name to China Media1 Corp. (the “Company”) on January 14, 2005. The Company, a development-stage company until the first quarter of 2005, was initially engaged in the acquisition and exploration of mineral properties. On December 26, 2004, the Company signed an agreement to acquire two advertising contracts from the Chuangrun Media Limited of Hong Kong, and Guangzhou Chuangrun Advertising Company Limited located in the Peoples Republic of China (“China”) collectively (“Chuangrun”), through the issuance of 3,700,000 new shares of common stock, and transfer of 17,300,000 shares of common stock by two shareholders, as well as paying $200,000 to Chuangrun (see Note 3). The acquisition of the contracts resulted in a change in control of the Company. The Company and Chuangrun are controlled by one and the same individual.

The Company commenced revenues from these advertising contracts in the first quarter of 2005.

The accompanying consolidated financial statements include the accounts pertaining to the Company’s contract rights operated by Chuangrun and the accounts of China Media1 Corp. All significant intercompany accounts have been eliminated in consolidation.

Note 2 — Significant Accounting Policies

Financial Statement Presentation

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. The financial statements and related notes of China Media1 Corp. (formerly Eagle River Mining Corporation) for the year ended December 31, 2004 were filed with the SEC on form 10-K on April 14, 2005.

The unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the unaudited consolidated financial statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of certain events and actions that the Company may undertake in the future, actual results may be different from those estimates. The results of operations for the six months ended June 30, 2005, are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

Basis of Presentation

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business, under accounting principles generally accepted in the United States of America. The Company has incurred net losses since inception, and requires additional capital to repay certain debts to related parties, as well as to fund its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to raise equity financing of approximately $2,500,000 to repay related-party obligations, fund expansion of operations in China, as well as administrative and regulatory compliance in the United States. There are no assurances that management will be successful in their plans to obtain financing. The accompanying financial statements do not include any adjustments that might result from this uncertainty.

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

In 2005, the Company operates in China and United States of America. The functional currency is the Chinese Yuan. The financial statements in China are translated into United States Dollars at year-end exchange rates for assets and liabilities, and weighted-average exchange rate for revenues and expenses. The resulting translation adjustments are recorded as a component of other comprehensive income or loss.

Exposure to foreign currency risk could exist in the future if a fluctuation should occur between the Chinese Yuan and U.S. dollar.

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

These financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities and amounts due to related parties. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair values.

Long-Lived Assets

Long-term assets of the Company will be reviewed when changes in circumstances require as to whether their carrying value has become impaired, pursuant to guidance established in Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for the impairment or Disposal of Long-Lived Assets. Management will consider assets to be impaired if the carrying value exceeds the future projected cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets will be written down to fair value. The Company currently does not have significant long-lived assets.

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

Stock-Based Compensation

The Company adopted the fair value method of accounting for stock-based compensation recommended by of Statement of Financial Accounting Standards No. 123R, “Accounting for Stock-based Compensation”. The Company does not have a stock option plan nor has it granted any stock options since inception.

Income Taxes

The Company has adopted Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes, which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. If it likely the Company will not recover deferred tax assets because of continued losses or due to limited operating history, management will record a valuation allowance.

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

Independent Auditors’ Review

The accompanying consolidated financial statements are required to be reviewed by the Company’s independent auditors in accordance with Statement of Auditing Standard No. 100. The Company’s auditors have been unable to complete their review procedures in a timely manner and prior to the filing of this Quarterly Report on Form 10-QSB. Management expects the review to be completed in five (5) business days. We will file an amendment to this Form 10-QSB when our independent accountants complete their review.

Note 3 — Contract Rights

Advertising Use Contracts

On December 26, 2004, the Company signed an agreement to acquire the two following contracts from Chuangrun located in Southern China: Guangzhou New Baiyun Airport Scrolling Advertising Signs - the contract provides for the installation of 100 large size scrolling three-poster signs in the passenger terminal of the Guangzhou Airport, China. In connection therewith, the Company is required to pay approximately $1,100,000 seven (7) days after the contract commences and $1,100,000 every three months thereafter for a total of four (4) payments in the aggregate or approximately $4,400,000 for the first two (2) years. For year three (3) through year four (4), the fees increase by 3% from the base year of $4,400,000 to approximately $4,550,000. In year five (5) and thereafter, the fees increase 10% from year four or to approximately $4,900,000. The term of the contract is for a period of ten (10) years with an option to renew for an additional ten (10) year period for a total of 20 years. The first payment is expected to occur in October 2005, when the signs are installed in the airport; this is the month the contract officially commences.

Guangzhou MTR (subway) Pillar Advertising Contract - the contract provides for pillar wrap around advertising for 12 stations along the Guangzhou Subway system in China. In connection therewith, the Company is required to pay $12,000, monthly. A deposit in the amount of approximately $145,000 was paid on our behalf by Chuangrun. This contract commenced in January 2005.

On March 11, 2005, Chuangrun entered into an additional contract for installation of 50 exterior scrolling advertising signs the Guangzhou New Baiyun Airport; the contract was also assigned to the Company. In connection therewith, the Company paid approximately $723,000 in July 2005 and will pay $361,000 every six (6) months thereafter during year one (1) through year three (3). For year four (4) through year six (6), the annual fees are approximately $1,083,000. In year seven (7) and thereafter, the fees are approximately $1,444,000, anually. The term of the contract is for a period of ten (10) years, with an option to renew for an additional ten years. This contract is expected to commence in September 2005, upon installation of the signs.

Sign Rental Agreement

Chuangrun entered into a rental agreement on May 13, 2005 with Actionview Far East Limited (“Actionview”) on the Company’s behalf for the interior and exterior signs for use in the Guangzhou New Baiyun Airport. The Company will pay fees equal to 30% of revenues generated under this contract until minimum revenues are met, which is estimated to be during the first six months, then 25% during the next six months (or three months for certain signs) and 20%, thereafter. The term of the contract is five (5) years. Actionview is responsible for installation and maintenance of the signs.

Significant Customer Contracts

On April 5, 2005, Chuangrun entered into an agreement with an advertising agency, Chi Shang Ling Yue Advertising Company Limited (the “Agency”), for supply advertising on 30 exterior scrolling advertising signs for a period of one (1) year, commencing when signs are installed (the “Scrolling Contract”). The Agency paid the Company a 10% contract fulfillment guarantee in amount of approximately $630,000 in July 2005. Within one (1) month after the signs are installed, the remaining 90%, or approximately $5,600,000, will be paid, which is expected in October 2005. Chuangrun has assigned the rights under this agreement with the Agency to China Media1 Corp. as part of China Media1’s previous acquisition of the rights to display advertising at the Guangzhou New Baiyun Airport.

On or about May 25, 2005, Chuangrun entered into an agreement with the Agency for the placement of advertisements on 70 light boxes throughout four (4) different locations inside the Guangzhou New Baiyun Airport (the “Lightbox Contract”). Each box contains three poster advertisements. Chuangrun has assigned the rights under this agreement with the Agency to China Media1 Corp. as part of China Media1’s previous acquisition of the rights to display advertising at the Guangzhou New Baiyun Airport. The contract period is one (1) year, commencing on September 1, 2005. The total completion price is approximately $12,991,000. The Agency will pay Chuangrun a 15% prepayment either when 30% of the lights boxes are up and ready for advertising placements or on August 15, 2005, which ever comes later. Prepayment is equivalent to approximately $1,949,000. Within seven days of completing all work, the remaining amount of approximately $11,042,000 will be paid to Chuangrun.

Under the terms of both agreements, the Agency is responsible for providing the appropriate business licenses, permits, and other related forms to legally complete the installation. The Agency must also deliver design of each advertisement (poster) to Chuangrun five (5) days before installation of that advertisement.

Note 4 — Accrued Liabilities

As of June 30, 2005, accrued liabilities consisted of the following:

Officers’ salaries	$140,000
Commissions	102,456
Professional fees and other	10,000
$252,456

Salaries have been deferred by our officers until the Company has working capital to pay these accrued amounts.

Note 5 - Related Party Transactions

At June 30, 2005, amounts due to related parties are as follows:

Due to Affiliate — Archer Pacific Management	$327,095
Due to Chuangrun	692,426
Officer expenses and rents	19,114
$1,038,635

The amounts due to Archer Pacific Management are non-interest bearing, unsecured and due on demand. Notes receivable in the amount of $181,208 were used to reduce amounts due to related parties on April 1, 2005.

Chuangrun is our management company, as defined in our operating agreement to be executed by August 31, 2005. In connection therewith, the Company is responsible for the payments to Chuangrun for sales commissions earned by their employees and Chuangrun’s management fees. Sales commissions are 5%, 10% and 15% in 2005; 3%, 5% and 10% in 2006 and 2007, each, for sales generated through existing client accounts, new advertising agencies and new customers, respectively. Total commissions earned were $99,704 during the six months ended June 30, 2005, which have been accrued in the accompanying balance sheet, to the extent these have not been paid. In addition, the Company is required to pay management fees of $1,500,000 in 2005, $2,000,000 in 2006 and $3,000,000 in 2007. The Company recorded $750,000 of earned management fees for the six months ended June 30, 2005, which are included in amounts due to related parties in the accompanying balance sheet. In addition, Chuangrun has paid a deposit and certain leasehold improvements in connection with its MTR Rail contract, on our behalf as recorded in the accompanying balance sheet. As of June 30, 2005, amounts due to Chuangrun are $692,426.

In November 2004, the Company issued a convertible loan in the amount of $20,000 to an unrelated party who subsequently was elected an officer and director of the Company. The note was convertible into the Company’s common stock at $0.25 per share, after adjustment for the 20 for 1 stock split. The loan was unsecured, bore interest at 5% per annum, and was due on January 31, 2005. On January 18, 2005, the Company received notice by the holder to convert the loan into common stock. The Company issued 80,000 shares of its common stock in March 2005. There was no beneficial conversion price in connection with this agreement as the conversion price exceeded the fair value of the Company’s common stock on the date of issuance, the date the conversion was available.

We will pay $1,000 per month to an entity affiliated with our Chief Financial Officer on a month-to-month basis.

Note 6 — Commitments and Contingencies

On May 18, 2005, we entered into an investment banking agreement to raise capital of up to $4,000,000. In connection therewith, management agreed to pay a commission of 10%, plus 4% warrant coverage and $20,000 of expenses. In addition, they will receive 5% of any warrants proceeds exercised in connection with the offering. No monies or fees have been paid or advanced to this investment banking firm.

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

Note 7 - Stockholders’ Deficit

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

On or about February 1, 2005, we completed the acquisition through an assignment of exclusive advertising contracts in Guangzhou located the southern region of the Peoples Republic of China, from Mr. Cai Hanxiong, proprietor of the Chuangrun located in the Peoples Republic of China; Mr. Cai Hanxiong also controls the voting common stock of China Media1 Corp. (the “Company”). Chuangrun Media Limited of Hong Kong is the original party to the two (2) airport contracts discussed below, and Guangzhou Chuangrun Advertising Company Limited, located in the Peoples Republic of China (“China”) is the original party to the Guangzhou MTR (subway) pillar advertising contract. The two companies are collectively “Chuangrun”. The assignment from Chuangrun includes rights to the following contracts:

(1)
The Guangzhou New Baiyun Airport Scrolling Advertising Signs Contract - the contract provides for the installation of 100 large size (1.5 meters x 5 meters) scrolling three-poster signs in the passenger terminal of one of the newest airports in Southern China. This generates a total of 300 poster spaces (three per sign). We expect to start the project in late October 2005 after the installation of the 50 scrolling advertising light box signs discussed in (3) below. No revenues have been generated under this contract.

(2)
The Guangzhou MTR (subway) Pillar Advertising Contract (“MTR”) — the contract provides for pillar wrap around (diameter 1.5 to 1.7 meters, height 3 meters) advertising for 12 stations along the Guangzhou Subway system. We have already received several advertising contracts which started in January 2005.

(3)
The Guangzhou Baiyun Airport granted another contract to Chuangrun in March 2005 for an additional fifty (50) scrolling advertising light box locations along the entire domestic and international arrivals level outdoor loading area. We intend to install newly designed double-sided light boxes with six posters on each side. This generates a total of 600 poster spaces (six per sign). We expect the installation of the 50 advertising signs to be completed and installed in September 2005. No revenues have been generated under this contract.

The Company also has the right to acquire, and Chuangrun promises to assign, a China Rail Train Naming and Advertising Project within one year, when the project is proven viable, at a price to be negotiated in the future. The contracts above were recently executed by Chuangrun with third parties in China. Chuangrun has existing advertising clients and revenues, and publishes “give-away” magazines, as well as other scolling advertising boards in the MTR, which are not a part of the contracts discussed above.

Results of Operations

For the three and six months ended June 30, 2005 versus 2004

Revenues

We generated no revenues in 2004 as we were a development-stage company. However, we have generated revenues from our MTR advertising contracts in the first and second quarter of 2005. Revenues generated during the first six months of 2005 are largely from short-term trial contracts. Revenue from MTR contracts are expected to increase in late third quarter. Our MTR contract generated revenues of $289,200 and $664,692 during the three and six months ended June 30, 2005.

Cost of Revenues

Included in cost of revenues are production costs and rents relating to the Pillar Advertising contract. We pay a fixed amount quarterly, in arrears, of approximately $36,000.

Sales Commissions Expense

We pay sales commissions when we collect our receivables. We are responsible for the payments to Chuangrun for sales commissions earned by their employees. Sales commissions are 5%, 10% and 15% in 2005; 3%, 5% and 10% in 2006 and 2007, each, for sales generated through existing client accounts, new advertising agencies and new customers, respectively. Total commissions earned were $43,380 and $99,704 during the three and six months ended June 30, 2005.

General and Administrative Expenses, Excluding Management Fees to Related Party

General and administrative expenses were incurred for salaries to our two officers totaling $70,000 and $140,000 for the three and six months ended June 30, 2005 which have been accrued, but not yet paid. In addition, legal and audit related services, as well as other expenses necessary as a public company were incurred. All general and administrative expenses in China are paid through our management fees as discussed below.

Management Fees to Related Party

In connection with our verbal operating agreement with Chuangrun, executed during the second quarter of 2005, we are required to pay management fees in the amount of $1,500,000 in 2005, $2,000,000 in 2006 and $3,000,000 in 2007. These fees are intended to cover the salaries of our Chief Executive Officer and key management in China, and other operating expenses in China. During the three and six months ended June 30, 2005, we incurred $375,898 and $750,000 in management fees to Chuangrun.

Net Loss

We incurred a net loss during the three and six months ended June 30, 2005. The net loss resulted because we recently commenced our advertising business. We expect losses to continue for the next six months until we obtain sufficient revenues that exceed our cost structure. Sufficient revenues are expected in the third and fourth quarters of 2005 as larger advertising contracts have commenced. The Guangzhou Airport advertising contract calling for the installation of 50 scrolling signs is expected in September 2005. The 100 large signs should be installed 30 days therafter. Management expects to generate sufficient cash flows shortly after the commencement of the Guangzhou contracts. If we are unable to generate sufficient revenues in 2005, we may continue to incur losses for the foreseeable future.

Liquidity and Capital Resources

Cash Flows

We used cash flows in our operations of $678,592 and $13,080 during the six months ended June 30, 2005 and 2004, largely because of our net loss of $682,056. We invested $144,814 and $38,361 for a deposit and pillar improvements in connection with the MTR contract.

We provided cash from our financing activities primarily through related parties. As of June 30, 2005, Archer Pacific Management Inc. has advanced non-interest bearing demand loans to us in the total sum of $327,095, which were used for general corporate purposes and the acquisition of the Chuangrun contracts of $200,000 on February 1, 2005. On April 1, 2005, Archer Pacific Management Inc. was effectively repaid $181,208, by a related party which owed us $181,208. Our Chief Financial Officer converted a $20,000, 5% per annum, note into 80,000 shares of common stock in March 2005.

During the six months ended June 30, 2005, our affiliate Chuangrun paid production costs, leasehold improvement costs, a deposit for the MTR contract of $144,814, as well as sales commissions and operating expenses in China. Costs incurred by us totaling $692,426 have been financed by our affiliate Chuangrun.

Liquidity

We have incurred losses during the three and six months ended June 30, 2005 and 2004, and will likely incur losses the remainder of 2005. Our working capital is not sufficient to meet our obligations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Our independent auditors have included an explanatory paragraph in their report regarding these matters as filed in our Annual Report on Form 10-KSB for 2004.

To date, our officers and directors have advanced funds to us in order to cover certain operating expenses pursuant to demand notes. We plan to raise approximately $2,500,000 through an equity financing to cover operating expenses for the next 12 months. We are waiting for the installation of the signs under our sign rental agreement, and we expect the 50 outside signs to be in operation by September 30, 2005 and the 100 indoor signs to be completed by October 31, 2005. We expect to receive approximately $5,600,000 in revenues under the Scrolling Contract in October 2005, of which a portion of revenues received will be used to make our initial payment of $1,100,000 as required under our Advertising Use Contracts. In addition, we also expect to receive proceeds of $1,949,000 pursuant to the terms of our Lightbox Contract in October 2005. We also need monies to repay advances made after by Archer Pacific Management Inc. totalling approximately $327,095, accrued salaries of $140,000, and amounts financed by Chaungrun totalling $692,426. We do not expect to incur significant monies on our mineral explorations until such time we believe it is in the best interest of our shareholders. There are no assurances that we will be successful in raising the required funds or that our officers, directors, or other affiliates will be able to continue to advance funds to cover operating expenses. Our financial statements do not reflect any adjustments which might result from the outcome of this uncertainty.

Risk of Foreign Currency Fluctuations

As of the quarter end the Chinese Yuan was pegged to the United States (U.S.) Dollar, and therefore no fluctuations in the currency occurred during the six months ended June 30, 2005. However, due to a change in Chinese policy, the Yaun will be a floating rate against a baseket of other currencies. Exposure to foreign currency risk could exist in the future should there be a fluctuation of the Chinese Yuan and U.S. Dollar. We cannot predict the outcome of currency fluctuations; however, indications exist that the Chinese Yuan may be undervalued in relation to the US Dollar. In the event the Chinese Yuan becomes stronger in relation to the U.S. Dollar, we will experience an increase in the value of our reported assets and liabilities. In the event the Chinese Yuan weakens against the US Dollar, we will experience declines in the value of our net assets. We do not use financial instruments to hedge against changes in the Chinese Yuan against the U.S. Dollar.

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

PART II - OTHER INFORMATION

Item 5(a)

On June 17, 2005, we reported on Form 8-K that the Company entered into the following agreements:

Customer Contracts

On April 5, 2005, Chuangrun entered into an agreement with an advertising agency, Chi Shang Ling Yue Advertising Company Limited (the “Agency”), for supply advertising on 30 exterior scrolling advertising signs for a period of one (1) year, commencing when signs are installed. The Agency paid the Company a 10% contract fulfillment guarantee in amount of approximately $630,000 in July 2005. Within one (1) month after the signs are installed, the remaining 90%, or approximately $5,600,000, will be paid, which is expected in October 2005. Chuangrun has assigned the rights under this agreement with the Agency to China Media1 Corp. as part of China Media1’s previous acquisition of the rights to display advertising at the Guangzhou New Baiyun Airport.

On or about May 25, 2005, Chuangrun entered into an agreement with the Agency for the placement of advertisements on 70 light boxes throughout four (4) different locations inside the Guangzhou New Baiyun Airport. Each box contains three poster advertisements. Chuangrun has assigned the rights under this agreement with the Agency to China Media1 Corp. as part of China Media1’s previous acquisition of the rights to display advertising at the Guangzhou New Baiyun Airport. The contract period is one (1) year, commencing on September 1, 2005. The total completion price is approximately $12,991,000. The Agency will pay Chuangrun a 15% prepayment either when 30% of the lights boxes are up and ready for advertising placements or on August 15, 2005, which ever comes later. Prepayment is equivalent to approximately $1,949,000. Within seven days of completing all work, the remaining amount of approximately $11,042,000 will be paid to Chuangrun.

Under the terms of both agreements, the Agency is responsible for providing the appropriate business licenses, permits, and other related forms to legally complete the installation. The Agency must also deliver design of each advertisement (poster) to Chuangrun five (5) days before installation of that advertisement.

Sign Rental Agreement

Chuangrun entered into a rental agreement with Actionview Far East Limited (“Actionview”) on the Company’s behalf for the interior and exterior signs for use in the Guangzhou New Baiyun Airport. The Company will pay fees equal to 30% of revenues generated under this contract until minimum revenues are met, which is estimated to be during the first six months, then 25% during the next six months (or three months for certain signs) and 20%, thereafter. The term of the contract is five (5) years. Actionview is responsible for installation and maintenance of the signs.

Item 6. Exhibits

(a)

Exhibit No.	Description
3.1*	Articles of Incorporation
3.2**	Bylaws (Amended)
4.1*	Specimen Stock Certificate
10.1	Agreement dated May 18, 2005 between Westcap Securities, Inc. and China Media1 Corporation.
31.1	Rule 13(a) - 14 (a)/15(d) - 14(a) Certifications
32.1	Section 1350 Certifications

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

Dated: August 22, 2005

CHINA MEDIA 1 CORP.

By:	/s/ Hanxiong Cai
Hanxiong Cai, President, Chairman and a member of the Board of Directors (who also performs the function of principal executive officer)

By:	/s/ Michael L. McKennon
Michael L. McKennon
Chief Financial Officer and a member of the Board of Directors