Form 10QSB/A
period 2005-06-30
CHINA MEDIA1 CORP.
filed 2005-09-27
CIK 1202081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C., 20549

FORM 10-QSB/A

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

Yes ☒ No ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).      ☐ Yes            ☒ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      ☐ Yes            ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:

Common shares outstanding as of September 15, 2005: 33,920,000

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The following is the interim unaudited consolidated financial statements included in this Quarterly Report on Form 10-QSB:

Consolidated balance sheet as of June 30, 2005 (unaudited)	3
Consolidated statements of operations for the three and six months ended June 30, 2005 and 2004 (unaudited)	4
Consolidated statements of cash flows for the six months ended June 30, 2005 and 2004 (unaudited)	5
Notes to consolidated financial statements (unaudited)	6

CHINA MEDIA1 CORP.
(formerly Eagle River Mining Corp.)

Consolidated Balance Sheet
June 30, 2005
(unaudited)
(Expressed in U.S. Dollars)

(See Note 2 - Basis of Presentation)
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

Stockholders’ deficit (Notes 1, 2 and 7):
Common stock, 1,500,000,000 shares authorized, par value of $0.00005 per share, 33,920,000 shares issued and outstanding	1,696
Additional paid-in capital	—
Accumulated deficit	(858,867)
Total stockholders’ deficit	(857,171)

Total liabilities and stockholders’ deficit	$458,642

The accompanying notes are an integral part of these consolidated financial statements

CHINA MEDIA1 CORP.
(formerly Eagle River Mining Corp.)

Consolidated Statements of Operations
(unaudited)
(Expressed in U.S. Dollars)

(See Note 2 - Basis of Presentation)
	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Revenues	$289,200	$—	$664,692	$—

Cost of revenues	74,628	—	152,812	—

Gross profit	214,572	—	511,880	—

Operating expenses:
Sales commissions	43,380	—	99,704	—
General and administrative, excluding management fees to related party	241,851	10,609	344,232	17,937
Management fees to related party (Note 5)	375,898	—	750,000	—
Total operating expenses	661,129	10,609	1,193,936	17,937

Net loss	$(446,557)	$(10,609)	$(682,056)	$(17,937)

Net loss per share
- basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.00)

Weighted average number of common shares outstanding -basic and diluted	33,920,000	30,140,000	33,254,222	30,140,000

The accompanying notes are an integral part of these consolidated financial statements.

CHINA MEDIA1 CORP.
(formerly Eagle River Mining Corp.)

Consolidated Statements of Cash Flows
(unaudited)
(Expressed in U.S. Dollars)

(See Note 2 - Basis of Presentation)
	Six months ended June 30,
	2005	2004

Cash flows used in operating activities
Net loss	$(682,056)	$(17,937)
Adjustment to reconcile net loss to net cash used in operating activities:
Amortization	3,836	—
Changes in operating assets and liabilities:
Accounts receivable	(272,005)	—
Production costs	(5,715)	—
Accounts payable	22,922	4,857
Accrued liabilities	254,426	—
Net cash flows used in operating activities	(678,592)	(13,080)

Cash flows used in investing activities:
Purchase of leasehold improvements	(38,361)	—
Collection on demand promissory note	181,208	16,546
Deposits	(144,814)	—
Net cash flows provided by (used in) operating activities	(1,967)	16,546

Cash flows from financing activities:
Advances from related parties	186,449	—
Management fees due to related party	692,426	—
Cash paid to acquire contracts, deemed a distribution	(200,000)	—

Net cash flows provided by financing activities	678,875	—

Increase (decrease) in cash and cash equivalents	(1,684)	3,466

Cash and cash equivalents, beginning of period	3,267	3,692

Cash and cash equivalents, end of period	$1,583	$7,158

Supplemental disclosures of cash flow information:
Interest expense paid in cash	$—	$—
Income taxes paid in cash	$—	$—

Non-cash financing activity:
Issuance of stock for convertible note	$20,000	$—

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

The Company commenced revenues from advertising contracts in the first quarter of 2005.

The accompanying consolidated financial statements include the accounts pertaining to the Company’s contract rights operated by Chuangrun and the accounts of China Media1 Corp. All significant intercompany accounts have been eliminated in consolidation.

Note 2 — Significant Accounting Policies

Financial Statement Presentation

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. The financial statements and related notes of China Media1 Corp. (formerly Eagle River Mining Corporation) for the year ended December 31, 2004 were filed with the SEC on form 10-KSB on April 14, 2005.

The unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the unaudited consolidated financial statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of certain events and actions that the Company may undertake in the future, actual results may be different from those estimates. The results of operations for the three and six months ended June 30, 2005, are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

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

Long-Lived Assets

Long-term assets of the Company will be reviewed when changes in circumstances require as to whether their carrying value has become impaired, pursuant to guidance established in Statement of Financial Accounting Standards No. 144 (“SFAS 144”), Accounting for the impairment or Disposal of Long-Lived Assets. Management will consider assets to be impaired if the carrying value exceeds the future projected cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets will be written down to fair value. The Company currently does not have significant long-lived assets.

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

Note 3 — Contract Rights

Advertising Use Contracts

On December 26, 2004, the Company signed an agreement to acquire the two following contracts from Chuangrun located in Southern China: Guangzhou New Baiyun Airport Scrolling Advertising Signs - the contract provides for the installation of 100 large size scrolling three-poster signs in the passenger terminal of the Guangzhou Airport, China. In connection therewith, the Company is required to pay approximately $1,100,000 seven (7) days after the contract commences and $1,100,000 every three months thereafter for a total of four (4) payments in the aggregate or approximately $4,400,000 for the first two (2) years. For year three (3) through year four (4), the fees increase by 3% from the base year of $4,400,000 to approximately $4,550,000. In year five (5) and thereafter, the fees increase 10% from year four or to approximately $4,900,000. The term of the contract is for a period of ten (10) years with an option to renew for an additional ten (10) year period for a total of 20 years. The first payment is expected to occur in October 2005. The signs are expected to be installed in November 2005..

Guangzhou MTR (subway) Pillar Advertising Contract - the contract provides for pillar wrap around advertising for 12 stations along the Guangzhou Subway system in China. In connection therewith, the Company is required to pay $12,000, monthly. A deposit in the amount of approximately $145,000 was paid on our behalf by Chuangrun. This contract commenced in January 2005.

On March 11, 2005, Chuangrun entered into an additional contract for installation of 50 exterior scrolling advertising signs the Guangzhou New Baiyun Airport; the contract was also assigned to the Company. In connection therewith, the Company paid approximately $723,000 in July 2005 and will pay $361,000 every six (6) months thereafter during year one (1) through year three (3). For year four (4) through year six (6), the annual fees are approximately $1,083,000. In year seven (7) and thereafter, the fees are approximately $1,444,000, anually. The term of the contract is for a period of ten (10) years, with an option to renew for an additional ten years. This contract is expected to commence in November 2005, upon complete installation of the signs.

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

Significant Customer Contracts

On April 5, 2005, Chuangrun entered into an agreement with an advertising agency, Chi Shang Ling Yue Advertising Company Limited (the “Agency”), for supply advertising on 30 exterior scrolling advertising signs for a period of one (1) year, commencing when signs are installed (the “Scrolling Contract”). The Agency paid the Company a 10% contract fulfillment guarantee in amount of approximately $630,000 in July 2005. Within one (1) month after the signs are installed, the remaining 90%, or approximately $5,600,000, will be paid, which is expected in November 2005. Chuangrun has assigned the rights under this agreement with the Agency to China Media1 Corp. as part of China Media1’s previous acquisition of the rights to display advertising at the Guangzhou New Baiyun Airport.

On or about May 25, 2005, Chuangrun entered into an agreement with the Agency for the placement of advertisements on 70 light boxes throughout four (4) different locations inside the Guangzhou New Baiyun Airport (the “Lightbox Contract”). Each box contains three poster advertisements. Chuangrun has assigned the rights under this agreement with the Agency to China Media1 Corp. as part of China Media1’s previous acquisition of the rights to display advertising at the Guangzhou New Baiyun Airport. The contract period is one (1) year, commencing on September 1, 2005. The total completion price is approximately $12,991,000. The Agency will pay Chuangrun a 15% prepayment either when 30% of the lights boxes are up and ready for advertising placements or on August 15, 2005, which ever comes later. Prepayment is equivalent to approximately $1,949,000. Within seven days of completing all work, the remaining amount of approximately $11,042,000 will be paid to Chuangrun. We currently expect the first payment in November or December 2005.

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
$252,456

Salaries have been deferred by two of our officers until the Company has working capital to pay these accrued amounts.

Note 5 - Related Party Transactions

At June 30, 2005, amounts due to related parties are as follows:

Due to Affiliate — Archer Pacific Management	$327,095
Due to Chuangrun	692,426
Officer expenses and rents	19,114
$1,038,635

The amounts due to Archer Pacific Management are non-interest bearing, unsecured and due on demand. During the three months ended June 30, 2005, net reductions (after offset of note receivable) due to Archer Pacific Management were $34,007. Notes receivable in the amount of $181,208 were used to reduce amounts due to related parties on April 1, 2005. During the six months ended June 30, 2005, net advances made to the Company by Archer Pacific Management, were $173,335. No amounts were advanced during the three and six months ended June 30, 2004.

Chuangrun is our management company, as defined in our operating agreement dated May 1, 2005. In connection therewith, the Company is responsible for the payments to Chuangrun for sales commissions earned by their employees and Chuangrun’s management fees. Sales commissions are 5%, 10% and 15% in 2005; 3%, 5% and 10% in 2006 and 2007, each, for sales generated through existing client accounts, new advertising agencies and new customers, respectively. Total commissions earned were $43,380 and $99,704 during the three and six months ended June 30, 2005, respectively. In addition, the Company is required to pay management fees of $1,500,000 in 2005, $2,000,000 in 2006 and $3,000,000 in 2007. The management fees eliminated the salary of our Chief Executive Officer previously disclosed in the Company’s 2004 Annual Report on Form 10-KSB of $200,000 for the year ended December 31, 2005. The Company recorded $375,898 and $750,000 of earned management fees for the three and six months ended June 30, 2005, respectively. In addition, Chuangrun has paid a deposit and certain leasehold improvements in connection with its MTR Rail contract, on the Company’s behalf as recorded in the accompanying balance sheet. As of June 30, 2005, amounts due to Chuangrun for commission, management fees and advances are $692,426, net of revenues generated.

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

The Company will pay $1,000 per month for office space to an entity affiliated with our Chief Financial Officer on a month-to-month basis. In addition, from time to time the Company’s Chief Financial Officer has advanced monies to the Company. Accrued rents plus advances made by the Chief Financial Officer during the three and six months ended June 30, 2005 were $16,592 and $19,114, respectively. As of June 30, 2005, total amounts due to the affiliated entity and the Chief Financial Officer are $19,114. No amounts were advanced during the three and six months ended June 30, 2004.

Note 6 — Commitments and Contingencies

On May 18, 2005, we entered into an investment banking agreement to raise capital of up to $4,000,000.  In connection therewith, management agreed to pay a commission of 10%,  plus a warrant commission of 4% of the gross aggregate in warrants at a coverage of $0.35 each warrant, and a maximum of $20,000 in reimbursable expenses.  In addition, they will receive 5% of any warrants proceeds exercised in connection with the offering.  No monies or fees have been paid or advanced to this investment banking firm.

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

(1)
The Guangzhou New Baiyun Airport Scrolling Advertising Signs Contract - the contract provides for the installation of 100 large size (1.5 meters x 5 meters) scrolling three-poster signs in the passenger terminal of one of the newest airports in Southern China. This generates a total of 300 poster spaces (three per sign). We expect to start the project in late November 2005 after the installation of the 50 scrolling advertising light box signs discussed in (3) below. No revenues have been generated under this contract.

(2)
The Guangzhou MTR (subway) Pillar Advertising Contract (“MTR”) — the contract provides for pillar wrap around (diameter 1.5 to 1.7 meters, height 3 meters) advertising for 12 stations along the Guangzhou Subway system. We have already received several advertising contracts which started in January 2005.

(3)
The Guangzhou Baiyun Airport granted another contract to Chuangrun in March 2005 for an additional fifty (50) scrolling advertising light box locations along the entire domestic and international arrivals level outdoor loading area. We intend to install newly designed double-sided light boxes with six posters on each side. This generates a total of 600 poster spaces (six per sign). We expect the installation of the 50 advertising signs to be completed and installed by October 2005. No revenues have been generated under this contract.

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

To date, our officers and directors have advanced funds to us in order to cover certain operating expenses pursuant to demand notes. We plan to raise approximately $2,500,000 through a convertible note financing to cover operating expenses for the next 12 months, of which a portion of the funds will be used to make our initial payment of $1,100,000 as required under our indoor 100 sign contract. We are waiting for the installation of the 50 outside signs under our sign rental agreement, and we expect installation by October, 2005, We expect the 100 indoor signs to be completed by November 2005. We expect to receive approximately $5,600,000 in cash under the 50 outdoor sign contract in November 2005. In addition, we also expect to receive proceeds of $1,949,000 pursuant to the terms of our Lightbox Contract in November 2005. We also need monies to repay advances made after by Archer Pacific Management Inc. totalling approximately $327,095, accrued salaries of $140,000, and amounts financed by Chaungrun totalling $692,426 as of June 30, 2005. We do not expect to incur significant monies on our mineral explorations until such time we believe it is in the best interest of our shareholders. There are no assurances that we will be successful in raising the required funds or that our officers, directors, or other affiliates will be able to continue to advance funds to cover operating expenses. Our financial statements do not reflect any adjustments which might result from the outcome of this uncertainty.

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

PART II - OTHER INFORMATION

Item 5(a)

On June 17, 2005, we reported on Form 8-K that the Company entered into the following agreements:

Customer Contracts

On April 5, 2005, Chuangrun entered into an agreement with an advertising agency, Chi Shang Ling Yue Advertising Company Limited (the “Agency”), for supply advertising on 30 exterior scrolling advertising signs for a period of one (1) year, commencing when signs are installed. The Agency paid the Company a 10% contract fulfillment guarantee in amount of approximately $630,000 in July 2005. Within one (1) month after the signs are installed, the remaining 90%, or approximately $5,600,000, will be paid, which is expected in November 2005. Chuangrun has assigned the rights under this agreement with the Agency to China Media1 Corp. as part of China Media1’s previous acquisition of the rights to display advertising at the Guangzhou New Baiyun Airport.

On or about May 25, 2005, Chuangrun entered into an agreement with the Agency for the placement of advertisements on 70 light boxes throughout four (4) different locations inside the Guangzhou New Baiyun Airport. Each box contains three poster advertisements. Chuangrun has assigned the rights under this agreement with the Agency to China Media1 Corp. as part of China Media1’s previous acquisition of the rights to display advertising at the Guangzhou New Baiyun Airport. The contract period is one (1) year, commencing on September 1, 2005. The total completion price is approximately $12,991,000. The Agency will pay Chuangrun a 15% prepayment either when 30% of the lights boxes are up and ready for advertising placements or on August 15, 2005, which ever comes later. Prepayment is equivalent to approximately $1,949,000. Within seven days of completing all work, the remaining amount of approximately $11,042,000 will be paid to Chuangrun. We expect this contract to commence in November 2005.

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

Item 6. Exhibits

(a)

Exhibit No.	Description
3.1*	Articles of Incorporation
3.2**	Bylaws (Amended)
4.1*	Specimen Stock Certificate
10.1***	Agreement dated May 18, 2005 between Westcap Securities, Inc. and China Media1 Corporation.
10.2	Agreement dated May 1, 2005 between Chuangrun Media Company Limited, Guangzhou Chuangrun Advertising Co. Ltd. and China Media 1. Corp
31.1	Rule 13(a) - 14 (a)/15(d) - 14(a) Certifications
32.1	Section 1350 Certifications

______________
*Filed as an Exhibit to the Company’s Registration Statement on Form SB-2, dated October 29, 2002 and filed in form 8-K on February 3, 2005 for the change of company name and authorized capital, and incorporated herein by this reference.

**Filed as an Exhibit to the Company’s Form 10-QSB for the Quarterly period ended March 31, 2003.

***Filed as an Exhibit to the Company’s Form 10-QSB for the Quarterly period ended March 31, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 27, 2005

CHINA MEDIA 1 CORP.

By:	/s/ Hanxiong Cai
Hanxiong Cai, President, Chairman and a member of the Board of Directors (who also performs the function of principal executive officer)

By:	/s/ Michael L. McKennon
Michael L. McKennon
Chief Financial Officer and a member of the Board of Directors