Form 10QSB
period 2005-09-30
CHINA MEDIA1 CORP.
filed 2005-11-21
CIK 1202081

================================================================================
--------------------------------------------------------------------------------

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C., 20549

                                   FORM 10-QSB

(Mark one)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2005

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from _______ to _______

                        Commission file number 000-50193

                               CHINA MEDIA1 CORP.
        (Exact name of small business issuer as specified in its charter)

             Nevada                                              46-0498798
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                              Identification No.)

                  2020 Main Street, Suite 500, Irvine, CA 92614
                    (Address of principal executive offices)

                                 (949) 757-0890
                           (Issuer's Telephone Number)

Check whether the issuer (1) filed all reports require to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorten period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). |_| Yes |X| No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). |_| Yes |X| No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:
Common shares outstanding as of November 14, 2005: 33,920,000

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

--------------------------------------------------------------------------------
================================================================================

EXPLANATORY NOTE:

The accompanying consolidated financial statements are required to be reviewed by the Company's independent auditors in accordance with Statement of Auditing Standard No. 100. The Company's auditors have been unable to complete their review procedures in a timely manner and prior to the filing of this Quarterly Report on Form 10-QSB. Management expects the review to be completed in five (5) business days. We will file an amendment to this Form 10-QSB when our independent accountants complete their review.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The following is the interim unaudited consolidated financial statements included in this Quarterly Report on Form 10-QSB:

Consolidated balance sheet as of September 30, 2005 (unaudited)                3

Consolidated statements of operations for the three and nine
  months ended September 30, 2005 and 2004 (unaudited)                         4

Statement of stockholders' equity (unaudited)                                  5

Consolidated statements of cash flows for the nine months
  ended September 30, 2005 and 2004 (unaudited)                                6

Notes to the consolidated financial statements (unaudited)                     7

                               CHINA MEDIA1 CORP.
                       (formerly Eagle River Mining Corp.)
                           CONSOLIDATED BALANCE SHEETS
                      September 30, 2005 December 31, 2004
                                   (Unaudited)

                                                                                          September 30,      December 31,
Stated in U.S. dollars                                                                        2005               2004
---------------------------------------------------------------------------------------------------------------------------
ASSETS                                                                                     (Unaudited)         (Audited)

Current Assets
  Cash and cash equivalents                                                               $       1,572      $       3,267
  Accounts receivable                                                                           701,555                 --
  Demand note receivable from related party                                                          --            181,208
  Production costs                                                                                1,600                 --
---------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                            704,727            184,475

Deferred cost on advertising projects                                                         1,181,541                 --
Leasehold improvements, net of accumulated amortization of $5,906                                33,463                 --
Deposits                                                                                        891,720                 --

---------------------------------------------------------------------------------------------------------------------------
Total Assets                                                                              $   2,811,451      $     184,475
===========================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payables                                                                       $     136,325      $       5,830
  Customer deposits                                                                             642,038                 --
  Due to related parties                                                                      1,739,757            153,760
  Convertible note due to related party                                                              --             20,000
---------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                     2,518,120            179,590
---------------------------------------------------------------------------------------------------------------------------

Commitments and Contingencies                                                                        --                 --

Stockholders' Equity (Deficiency):
  Common Stock, 1,500,000,000 shares authorized, par value of $0.00005 per share,
  33,920,000 shares issued and outstanding                                                        1,696              1,507
  Additional paid in capital                                                                  1,116,707            112,696
  Accumulated other comprehensive loss                                                           (6,423)                --
  Accumulated deficit                                                                          (818,649)          (109,318)

---------------------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity (Deficiency)                                                         293,331              4,885
---------------------------------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity                                                 $  2,811,451       $    184,475
===========================================================================================================================


         (See condensed notes to the consolidated financial statements)

                               CHINA MEDIA1 CORP.
                       (formerly Eagle River Mining Corp.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
  For the three-month and nine-month periods ended September 30, 2005 and 2004
                                   (Unaudited)

                                                              Three months ended               Nine months ended
                                                                 September 30,                    September 30,
                                                         ------------------------------    -----------------------------
Stated in U.S. dollars                                     2005              2004             2005              2004
------------------------------------------------------------------------------------------------------------------------

Revenues                                                 $    554,765     $         --     $  1,219,457     $         --

Cost of revenues                                               98,151               --          250,963               --

------------------------------------------------------------------------------------------------------------------------
     Gross profit                                             456,614               --          968,494               --
------------------------------------------------------------------------------------------------------------------------

Operating expenses:
     Sales commissions                                         83,214               --          182,918               --
     General and administrative, excluding
         management fees to related party                      25,675            4,344          369,907           14,526
     Management fees to related party                         375,000               --        1,125,000               --

------------------------------------------------------------------------------------------------------------------------
     Total operating expenses                                 483,889            4,344        1,677,825           14,526
------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------
Net Loss                                                 $    (27,275)    $     (4,344)    $   (709,331)    $    (14,526)
========================================================================================================================

Net Loss per share- basic and diluted                    $      (0.00)    $      (0.00)    $      (0.02)    $      (0.00)
                                                         ===============================================================

Weighted average number of common shares outstanding:
- basic and diluted                                        33,920,000       30,140,000       33,494,872       30,140,000
                                                         ===============================================================


         (See condensed notes to the consolidated financial statements)

               CHINA MEDIA1 CORP.
      (formerly Eagle River Mining Corp.)
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY For the Nine-month periods ended September 30, 2005 and 2004
                  (Unaudited)

                                                                                       Accumulated                       Total
                                                                         Additional       other                      stockholders'
                                                      Common stock         paid-in    comprehensive   Accumulated       Equity
Stated in U.S. dollars                             Shares      Amount      capital         loss         Deficit      (deficiency)
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2003                        30,140,000     $1,507      $73,177            $ --      $(41,975)         $32,709

Imputed interest calculated on
  advances from stockholders                              --         --        9,519              --            --            9,519

Fair vlaue of services provided by
  officers and directors                                  --         --       30,000              --            --           30,000

Comprehensive income (loss)-
Net loss for the year                                     --         --           --              --       (67,343)         (67,343)

------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2004                        30,140,000     $1,507     $112,696            $ --     $(109,318)          $4,885

Issuance of common stock upon the conversion of
  loan                                                80,000          4       19,996              --            --           20,000

Issuance of common stock for acquisition of
  Airport and MTR projects                         3,700,000        185      984,015              --            --          984,200

Comprehensive income (loss)-
Foreign translation adjustment                            --         --           --          (6,423)           --           (6,423)
Net loss for the nine months ended September 30, 2005     --         --           --              --      (709,331)        (709,331)

------------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2005                       33,920,000     $1,696   $1,116,707         $(6,423)    $(818,649)        $293,331
====================================================================================================================================


(See condensed notes to the consolidated financial statements)

                               CHINA MEDIA1 CORP.
                       (formerly Eagle River Mining Corp.)
            CONSOLIDATED STATEMENTS OF CASH FLOWS For the nine-month
                    periods ended September 30, 2005 and 2004
                                   (Unaudited)

Stated in U.S. dollars                                                                    2005                2004
-------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
  Net loss for the period                                                                  $(709,331)           $(14,526)
  Adjustments to reconcile net loss to net cash used in operating activities
    Amortization                                                                               8,565                  --
    Translation adjustment                                                                    (6,423)                 --
    Changes in operating assets and liabilities
      (Increase) Decrease in accounts receivables                                           (701,555)              1,120
      (Increase) Decrease in production costs                                                 (1,600)                 --
      (Increase) Decrease in refundable deposits                                            (891,720)                 --
      Increase (Decrease) in accounts payable                                                130,495                 313
      Increase (Decrease) in customer deposits                                               642,038                  --
-------------------------------------------------------------------------------------------------------------------------
  Net cash used in operating activities                                                   (1,529,531)            (13,093)
-------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities
  Purchase of leasehold improvements                                                         (39,369)                 --
  Cash paid to acquire advertising projects                                                 (200,000)
  Collection on demand promissory note                                                       181,208                  --
-------------------------------------------------------------------------------------------------------------------------
  Net cash flows provided by (used in) investing activities                                  (58,161)                 --
-------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities
  Advances from related parties                                                              563,281              10,077
  Management fees due to related party                                                     1,022,716                  --
-------------------------------------------------------------------------------------------------------------------------
  Net cash flows provided by financing activities                                          1,585,997              10,077
-------------------------------------------------------------------------------------------------------------------------

Decrease in cash and cash equivalents                                                         (1,695)             (3,016)

Cash and cash equivalents - beginning of period                                                3,267               3,692

-------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents - end of period                                                     $1,572                $676
=========================================================================================================================

Supplemental Information :
Cash paid for :
    Interest expense paid in cash                                                              $  --               $  --
    Income taxes paid in cash                                                                     --                  --

Non-cash investing for :
    3,700,000 Shares issued for acquisition of Airport and MTR projects                      984,200                  --


         (See condensed notes to the consolidated financial statements)

                               CHINA MEDIA1 CORP.
                       (Formerly Eagle River Mining Corp.)

                          Notes to Financial Statements
                               September 30, 2005
                                   (unaudited)
                           (Expressed in U.S. Dollars)

Note 1 - Organization and Business

China Media1 Corp., formerly Eagle River Mining Corp., was formed on August 6, 2002 under the laws of the State of Nevada. The Company changed its name to China Media1 Corp. (the "Company") on January 14, 2005. The Company, a development-stage company until the first quarter of 2005, was initially engaged in the acquisition and exploration of mineral properties. On December 26, 2004, the Company signed an agreement to acquire two advertising contracts from the Chuangrun Media Limited of Hong Kong, and Guangzhou Chuangrun Advertising Company Limited located in the Peoples Republic of China ("China") collectively ("Chuangrun"), through the issuance of 3,700,000 new shares of common stock, and transfer of 17,300,000 shares of common stock by two shareholders, as well as paying $200,000 to Chuangrun (see Note 3). The acquisition of the contracts resulted in a change in control of the Company. The Company and Chuangrun are controlled by one and the same individual.

The Company commenced revenues from advertising contracts in the first quarter of 2005.
The accompanying consolidated financial statements include the accounts pertaining to the Company's contract rights operated by Chuangrun and the accounts of China Media1 Corp. All significant intercompany accounts have been eliminated in consolidation.

Note 2 - Significant Accounting Policies

Financial Statement Presentation

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities Exchange Commission ("SEC") regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. The financial statements and related notes of China Media1 Corp. for the year ended December 31, 2004 were filed with the SEC on form 10-KSB on April 14, 2005.

The unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the unaudited consolidated financial statements and accompanying disclosures. Although these estimates are based on management's best knowledge of certain events and actions that the Company may undertake in the future, actual results may be different from those estimates. The results of operations for the three and nine months ended September 30, 2005, are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

Basis of Presentation

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business, under accounting principles generally accepted in the United States of America. The Company has incurred net losses since inception, and requires additional capital to repay certain debts to related parties, as well as to fund its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management plans to raise equity financing of approximately $2,500,000 to repay related-party obligations, fund expansion of operations in China, as well as administrative and regulatory compliance. There are no assurances that management will be successful in their plans to obtain financing. The accompanying financial statements do not include any adjustments that might result from this uncertainty.

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

Accounts receivable and allowance for doubtful accounts

Accounts receivable are recorded net of allowances for doubtful accounts and reserves for returns. In the normal course of business, the Company extends credit to customers that satisfy predefined credit criteria. The Company is required to estimate the collectability of its receivables. Reserves for returns are based on historical return rates and sales patterns. Allowances for doubtful accounts are established through the evaluation of accounts receivable agings and prior collection experience to estimate the ultimate realization of these receivables.

Concentration of credit risk

The Company maintains Renminbi cash balances in banks of China and Canadian Dollar cash balances in a Canadian bank, that are not insured. Revenues are derived in geographic locations outside the United States. The advertising business in China accounts for 100% of the total revenue of the Company.

Foreign Currency Translations

The assets and liabilities of the Company's foreign operations are generally translated into U.S. dollars at current exchange rates, and revenues and expenses are translated at average exchange rates for the year. Resulting foreign currency translation adjustments are reflected as a separate component of stockholders' equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency, except those transactions which operate as a hedge of an identifiable foreign currency commitment or as a hedge of a foreign currency investment position, are included in the results of operations as incurred.

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

Long-Lived Assets

Long-term assets of the Company will be reviewed when changes in circumstances require as to whether their carrying value has become impaired, pursuant to guidance established in Statement of Financial Accounting Standards No. 144 ("SFAS 144"), Accounting for the impairment or Disposal of Long-Lived Assets. Management will consider assets to be impaired if the carrying value exceeds the future projected cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets will be written down to fair value. The Company currently does not have significant long-lived assets.

Revenue Recognition

The Company's revenues for 2005 consisted of revenues from advertisement services. In accordance with S.E.C. Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," the Company recognizes revenue when the following criteria are met: persuasive evidence that an arrangement exists; delivery has occurred or services have been rendered; the price to the customer is fixed or determinable; and collectability is reasonably assured. If all of the above criteria have been met, revenues are principally recognized upon shipment of products or when services have been rendered. Revenues derived from advertisement services are recognized as the services are performed. Amounts received from customers in advance of revenue recognition are deferred and classified on the balance sheet as "deferred revenue."

Deferred cost on advertising projects

The deferred cost on advertising projects represents the cost incurred for the acquisition of the advertising projects. The deferred cost will be amortized over the life of the projects from 5 to 10 years.

Production Costs

Design and installation costs incurred for a customer are capitalized and amortized over the initial service contract period, generally within one year.

Advertising Expenses

The Company will expense advertising costs if and when incurred.

Stock-Based Compensation

The Company adopted the fair value method of accounting for stock-based compensation recommended by of Statement of Financial Accounting Standards No. 123R, "Accounting for Stock-based Compensation". The Company does not have a stock option plan nor has it granted any stock options since inception.

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

Comprehensive Income

Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has no elements of "other comprehensive income" for the periods presented.

Independent Auditors' Review

The accompanying consolidated financial statements are required to be reviewed by the Company's independent auditors in accordance with Statement of Auditing Standard No. 100. The Company's auditors have been unable to complete their review procedures in a timely manner and prior to the filing of this Quarterly Report on Form 10-QSB. Management expects the review to be completed in five (5) business days. We will file an amendment to this Form 10-QSB when our independent accountants complete their review.

Note 3 - Contract Rights

Advertising  Contracts

On December 26, 2004, the Company signed an agreement to acquire the two following contracts from Chuangrun located in Southern China: Guangzhou New Baiyun Airport Scrolling Advertising Signs - the contract provides for the installation of 100 large size scrolling three-poster signs in the passenger terminal of the Guangzhou Airport, China. In connection therewith, the Company is required to pay RMB9,000,000 ($1,114,650) as a deposit seven (7) days after the contract commences. Management fees of RMB36,000,000 ($4,458,600) per annum is payable on a quarterly basis with equal amounts for the first 2 years. Management fees of RMB37,080,000 ($4,592,358) per annum is payable on a quarterly basis with equal amounts for the third to fifth years. Management fees will then be increased to RMB40,788,000 ($5,051,594) per annum thereafter and is payable on a quarterly basis with equal amounts. The term of the contract is for a period of 10 years with an option to renew for an additional 10 year period for a total of 20 years. Due to the delay in scheduling by the airport authority, the installation of the scrolling signs and payment of the deposit of RMB9,000,000 ($1,114,650) still has not been requested by the airport authority as of September 30, 2005.

Guangzhou Mass Transit Railway ("MTR") Pillar Advertising Contract - the contract provides for pillar wrap around advertising for 12 stations along the Guangzhou MTR system in China. In connection therewith, the Company is required to pay a deposit of RMB1,200,000 ($148,620) (paid) and a monthly management fee of RMB100,000 ($12,385). The term of the contract is for a period of 5 years expiring on October 31, 2009.

On March 11, 2005, Chuangrun entered into an additional contract for installation of 50 exterior scrolling advertising signs the Guangzhou New Baiyun Airport and the contract was also assigned to the Company. In connection therewith, the Company has to pay a deposit of RMB6,000,000 ($743,100) (paid) and management fees of RMB6,000,000 ($743,100), RMB9,000,000 ($1,114,650) and
RMB12,000,000 ($1,486,200) per annum are payable on a half-yearly basis with each amounts for the first 3 years, forth to sixth years and thereafter, respectively. The term of the contract is for a period of 10 years, with an option to renew for an additional 10 years. This contract is expected to commence in November 2005.

Sign Rental Agreement

Chuangrun entered into a rental agreement on May 13, 2005 with Actionview Far East Limited ("Actionview") on the Company's behalf for the interior and exterior signs for use in the Guangzhou New Baiyun Airport. The Company will pay fees equal to 30% of revenues generated or certain minimum amounts agreed upon by both parties for the first six months, then 25% of revenues for the next six months (or three months for certain signs) and 20%, thereafter after the minimum amounts specified are achieved. The term of the contract is for 5 years expiring on March 31, 2010. Revenue is defined as the gross turnover less the business tax, sales commissions and premises rental fees. Actionview is responsible for installation and maintenance of the signs.

Significant Customer Contracts

On April 5, 2005, Chuangrun entered into an agreement with an advertising agency, Chi Shang Ling Yue Advertising Company Limited (the "Agency"), for supply advertisement on 30 exterior scrolling advertising signs for a period of one year, commencing when signs are installed (the "Scrolling Contract"). The Agency has to pay the Company a 10% contract fulfillment guarantee in the amount of RMB5,184,000 ($642,038) (paid). The remaining 90% balance, or RMB46,696,000
($5,783,300) will be paid within one month after the signs are installed. Chuangrun has assigned the rights under this agreement with the Agency to China Media1 Corp. as part of China Media1's previous acquisition of the rights to display advertising at the Guangzhou New Baiyun Airport.

On May 26, 2005, Chuangrun entered into an agreement with the Agency for the placement of advertisements on 70 light boxes throughout four (4) different locations inside the Guangzhou New Baiyun Airport (the "Lightbox Contract"). Each box contains three poster advertisements. Chuangrun has assigned the rights under this agreement with the Agency to China Media1 Corp. as part of China Media1's previous acquisition of the rights to display advertising at the Guangzhou New Baiyun Airport. The contract period is one (1) year, commencing on September 1, 2005. The total completion price will be RMB107,520,000 ($13,316,352). The Agency will pay Chuangrun a 15% prepayment of RMB16,280,000 ($1,997,453) either when 30% of the lights boxes are up and ready for advertising placements or on August 15, 2005, which ever comes later. Within seven days of completing putting up all the posters, the remaining amount of RMB91,392,000 ($11,318,900) will be paid to Chuangrun.

Under the terms of both agreements, the Agency is responsible for providing the appropriate business licenses, permits, and other related forms to legally complete the installation. The Agency must also deliver design of each advertisement (poster) to Chuangrun five (5) days before installation of that advertisement.

Operating Contract

Chuangrun is the management company for the advertising contracts in China, as defined in the amended and restated operating agreement dated as of October 10, 2005 and made retroactively effective to January 1, 2005. Under the terms of the amended and restated operating agreement, Chuangrun has assigned to the Company all revenues generated from the operations relating to the agreements between Chuangrun and the Guangzhou New Baiyun Airport for 100 indoor advertising signage locations and 50 Outdoor advertising signage locations. Further, the Company has agreed to pay from such revenues assigned to the Company all of the operating expenses of Chaungrun incurred relating to the agreements with the Guangzhou New Baiyun Airport for 100 Indoor advertising signage locations and 50 Outdoor advertising signage locations, including, but not limited to, trade accounts payable, real property lease obligations, employee lease obligations, and taxes. In addition, Chuangrun has assigned to the Company all revenues generated from the operations relating to the agreement between Chuangrun and the Guangzhou MTR for 12 station pillar wrap advertising locations. The Company has agreed to pay from such revenues assigned to the Company all of the operating expenses of Chaungrun incurred relating to the Guangzhou MTR 12 station pillary wrap agreement, including, but not limited to, trade accounts payable, real property lease obligations, employee lease obligations, and taxes.

Under the terms of the amended and restated operating agreement, Chuangrun was appointed as the Company's exclusive agent for all of Chuangrun projects and the Guangzhou MTR project. Chuangrun agreed to form a joint venture in Guangzhou to facilitate management of the projects after the Company has received funding. The Company agreed to pay management fees to Chuangrun of U.S. $1,500,000 for 2005, U.S. $2,000,000 for 2006, and U.S. $3,000,000 for each year thereafter, as compensation for Chuangrun acting as agent. The management fees include all daily operating expenses, but do not include project deposits and upfront fees.

Note 4 - Related Party Transactions

At September 30, 2005, amounts due to related parties are as follows:

Due to an affiliate company - Archer Pacific Management Inc.          $  557,566
Due to Chuangrun                                                       1,022,716
Due to an ex-officer                                                     159,475
                                                                      ----------
                                                                      $1,739,757
                                                                      ==========

Archer Pacific Management Inc. is a company controlled by a director of the Company. The amounts due to Archer Pacific represent advances and payments made by the director on behalf of the Company. The outstanding amounts are non-interest bearing, unsecured and due on demand.

      The amounts due to Chuangrun consist of management fees and commissions payable to Chuangrun and advances and payments made on behalf of the Company

Total commissions earned were $182,918 during the nine months ended September 30 30, 2005, which have been accrued in the accompanying balance sheet, to the extent these have not been paid. The Company recorded $1,125,000 of earned management fees for the nine months ended September 30, 2005, which are included in amounts due to related parties in the accompanying balance sheet. In addition, Chuangrun has paid a deposit and certain leasehold improvements in connection with its MTR Rail contract, on the Company's behalf as recorded in the accompanying balance sheet.

In November 2004, the Company issued a convertible loan in the amount of $20,000 to an unrelated party who subsequently was elected an officer and director of the Company. The note was convertible into the Company's common stock at $0.25 per share, after adjustment for the 20 for 1 stock split. The loan was unsecured, bore interest at 5% per annum, and was due on January 31, 2005. On January 18, 2005, the Company received notice by the holder to convert the loan into common stock. The Company issued 80,000 shares of its common stock in March 2005.

The amounts due to an ex-officer were in relation to the wages and rent payable to the ex-officer and the expenses incurred on behalf of the Company.

Note 5 - Share Capital

The authorized share capital of the Company has been increased to 1,500,000,000 shares of common stock with a par value of $0.00005 per share after the approval of the board of directors and shareholders of the Company on January 14, 2005. The Company also carried out a forward split of the shares of common stock of the Company on a 20 for 1 basis. All shares and per share amounts were retroactively adjusted for all periods presented to reflect the stock split.

Note 6 - Subsequent Event and Contingent Liabilities

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

On November 1, 2005, the Company issued $874,500 of principal amount of convertible promissory notes and warrants to purchase shares of the Company's common stock. The aggregate gross proceeds from the sale of the notes and warrants were $874,500. The convertible notes are due on May 1, 2007 and bear interest at the prime rate plus four percent (4%). The notes are initially convertible into the common shares at a conversion price of $0.35 per share. After the occurrence of an event of default under the notes, the conversion price shall be adjusted to eighty percent (80%) of the volume weighted average price of the Company's common shares for the five trading days prior to a conversion date.

Commencing on the seventh month of the notes, the Company must make a payment of one-twelfth (1/12) of the principal amount of each note, either in cash or by conversion of such amount into the Company's common shares. If, on the payment date, the market price for the Company's common shares are below $0.70 per share, the Company may make this payment either in cash at 110% of the amount of the payment or in the Company's common shares at a conversion rate equal to the lesser of $0.35 per share or eighty percent (80%) of the volume weighted average price of the Company's common shares for the five trading days prior to a conversion date, subject to certain limitations. However, if, on the payment date, the market price for the Company's common shares is equal to or greater than $0.70 per share, then the Company must make this payment in China Media1 common shares at a conversion price of $0.35 per share.

The notes were issued with Series "A" Warrants to purchase up to 1,249,286 shares of the common stock of the Company at an exercise price of $0.55 per share until November 1, 2010 and Series "B" Warrants to purchase up to 1,249,286 shares of the common stock of the Company at an exercise price of $0.70 per share until November 1, 2010.

The Company has agreed to register the secondary offering and resale of the shares issuable upon conversion of the notes, the shares issuable upon exercise of the Series "A" Warrants, and the shares issuable upon exercise of the Series "B" Warrants within 45 days of the closing of the private placement of the notes and the warrants.

The Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of the notes and the warrants.

In connection with the offer and sale of the notes and the warrants, the Company incurred $52,470 or 6% broker's commision, a 4% restricted stock commission on the sale of the notes, a 5% cash commission on any cash proceeds received by the Company on the exercise of any Series "A" or "B" Warrants, Series "A" Warrants to purchase up to 49,971 shares of the common stock of the Company, and Series "B" Warrants to purchase up to 49,971 shares of the common stock of the Company. The Company also incurred $17,490 on due diligence and $71,000 on legal, regulatory filing and professional fees for the transaction.

Item 2. Management's Discussion and Analysis or Plan of Operation

The information presented here should be read in conjunction with China Media1 Corp.'s (the "Company") consolidated financial statements and other information included in this Form 10-QSB. The Company has presented its quarterly financial statements, which should be read in conjunction with its annual financial statements and the notes thereto for the financial year ended December 31, 2004 filed under Form 10-KSB.

Preliminary notes regarding forward-looking statements

The statements contained in this Form 10-QSB that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These include statements about the Company's expectations, beliefs, intentions or strategies for the future, which are indicated by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "the Company believes," "management believes" and similar words or phrases. The forward-looking statements are based on the Company's current expectations and are subject to certain risks, uncertainties and assumptions. The Company's actual results could differ materially from results anticipated in these forward-looking statements. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements.

Critical accounting policies and estimates

Our discussion and analysis or plan of operation is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our financial statements:

Income Taxes - We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have considered future market growth, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies in determining the need for a valuation allowance. We currently have recorded a full valuation allowance against net deferred tax assets as we currently believe it is more likely than not that the deferred tax assets will not be realized.

Valuation of Long-Lived Assets - We review property, plant and equipment and other assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Our asset impairment review assesses the fair value of the assets based on the future cash flows the assets are expected to generate. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. When impairment is identified, the carrying amount of the asset is reduced to its estimated fair value. Deterioration of our business in a geographic region could lead to impairment adjustments when identified. The accounting effect of an impairment loss would be a charge to income, thereby reducing our net profit.

Plans of operations

On or about February 1, 2005, we completed the acquisition through an assignment of exclusive advertising contracts in Guangzhou located the southern region of the Peoples Republic of China, from Mr. Cai Hanxiong, proprietor of the Guangzhou Chuangrun Advertising Company Limited located in the Peoples Republic of China; Mr. Cai Hanxiong also controls the voting common stock of China Media1 Corp. (the "Company") after the transaction. Chuangrun Media Limited of Hong Kong is the original party to the two (2) airport contracts discussed below, and Guangzhou Chuangrun Advertising Company Limited, located in the Peoples Republic of China ("China") is the original party to the Guangzhou Mass Transit Railway ("MTR") pillar advertising contract. The two companies are collectively "Chuangrun". The assignment from Chuangrun includes rights to the following three contracts:

      (1) The Guangzhou New Baiyun Airport Scrolling Advertising Signs t 6 12 Contract - the contract provides for the installation of 100 large size (1.5 meters x 5 meters) scrolling three-poster signs in the passenger terminal of one of the newest airports in Southern China. This generates a total of 300 poster spaces (three per sign). No revenues have been generated under this contract.

      (2) The Guangzhou Mass Transit Railway ("MTR") Pillar Advertising Contract - the contract provides for pillar wrap around (diameter
            1.5 to 1.7 meters, height 3 meters) advertising for 12 stations along the Guangzhou MTR system. The Company has revenue generated through this contract from January 2005.

      (3) The Guangzhou Baiyun Airport granted another contract to Chuangrun in March 2005 for an additional fifty (50) scrolling advertising light box locations along the entire domestic and international arrivals level outdoor loading area. The Company will install newly designed double-sided light boxes with three posters on each side. This generates a total of 300 poster spaces (six per sign). No revenues have been generated under this contract. The Company expects to have revenue generated from this contract from December 2005.

We also has the right to acquire, and Chuangrun promises to assign, a China Rail Train Naming and Advertising Project within one year, when the project is proven viable, at a price to be negotiated in the future. The contracts above were recently executed by Chuangrun with third parties in China. Chuangrun has existing advertising clients and revenues, and publishes "give-away" magazines, as well as other scrolling advertising boards in the MTR, which are not part of the contracts discussed above.

Results of Operations

For the three and nine months ended September 30, 2005 versus 2004

Revenues

We generated no revenues in 2004 as we were a development-stage company. However, we have generated revenues from our MTR advertising contracts from the first quarter of 2005. Revenues generated during the first nine months of 2005 are largely from short-term trial contracts. Our MTR contract generated revenues of $554,765 and $1,219,457 during the three-month and nine-month periods ended September 30, 2005 respectively.

Cost of Revenues

Included in cost of revenues are production costs and rents relating to the Pillar Advertising contract. The cost of revenues was $98,151 and $250,963 for the three-month and nine-month periods ended September 30, 2005 respectively.

Sales Commissions Expense

We pay sales commissions when we collect our receivables. We are responsible for the payments to Chuangrun for sales commissions earned by their employees. Sales commissions are 5%, 10% and 15% in 2005; 3%, 5% and 10% in 2006 and 2007, each, for sales generated through existing client accounts, new advertising agencies and new customers, respectively. Total commissions incurred were $83,214 and $182,918 during the three-month and nine-month periods ended September 30, 2005.

General and Administrative Expenses, Excluding Management Fees to Related Party

Included in general and administrative expenses were wages incurred for an ex-officer totaling $nil and $140,000 for the three and nine months ended September 30, 2005. All general and administrative expenses in China are paid through our management fees as discussed below.

Management Fees to Related Party

In connection with our operating agreement with Chuangrun, we are required to pay management fees in the amount of $1,500,000 in 2005, $2,000,000 in 2006 and $3,000,000 in 2007. These fees are intended to cover the salaries of our Chief Executive Officer and key management in China, and other operating expenses in China. During the three and nine months ended June 30, 2005, we incurred $375,000 and $1,125,000 in management fees to Chuangrun.

Net Loss

We incurred a net loss of $24,616 and $706,672 during the three and nine months ended September 30, 2005 respectively as we have recently commenced our advertising business. We expect losses to continue for the next six months until we obtain sufficient revenues that exceed our cost structure.

Liquidity and Capital Resources

Cash Flows

We used cash flows in our operations of $1,383,531 and $13,093 during the nine months ended September 30, 2005 and 2004, largely because of our net loss of $706,672 and increase in accounts receivable of $701,555 and deposits of $891,720.

We provided cash for our financing activities primarily through advances from related parties and deferring the payment of management fee to the related parties.

Liquidity

We incurred losses during the three and nine months ended September 30, 2005 and 2004, and will likely incur losses the remainder of 2005. Our working capital is not sufficient to meet our obligations. Our officers and directors have advanced funds to us in order to cover certain operating expenses pursuant to demand notes. These factors raise substantial doubt about the Company's ability to continue as a going concern.

On November 1, 2005, the Company issued $874,500 of principal amount of convertible promissory notes and warrants to purchase shares of the Company's common stock. The aggregate gross proceeds from the sale of the notes and warrants were $874,500. The convertible notes are due on May 1, 2007 and bear interest at the prime rate plus four percent (4%). The notes are initially convertible into the common shares at a conversion price of $0.35 per share. After the occurrence of an event of default under the notes, the conversion price shall be adjusted to eighty percent (80%) of the volume weighted average price of the Company's common shares for the five trading days prior to a conversion date.

Commencing on the seventh month of the notes, the Company must make a payment of one-twelfth (1/12) of the principal amount of each note, either in cash or by conversion of such amount into the Company's common shares. If, on the payment date, the market price for the Company's common shares are below $0.70 per share, the Company may make this payment either in cash at 110% of the amount of the payment or in the Company's common shares at a conversion rate equal to the lesser of $0.35 per share or eighty percent (80%) of the volume weighted average price of the Company's common shares for the five trading days prior to a conversion date, subject to certain limitations. However, if, on the payment date, the market price for the Company's common shares is equal to or greater than $0.70 per share, then the Company must make this payment in China Media1 common shares at a conversion price of $0.35 per share.

The notes were issued with Series "A" Warrants to purchase up to 1,249,286 shares of the common stock of the Company at an exercise price of $0.55 per share until November 1, 2010 and Series "B" Warrants to purchase up to 1,249,286 shares of the common stock of the Company at an exercise price of $0.70 per share until November 1, 2010.

The Company has agreed to register the secondary offering and resale of the shares issuable upon conversion of the notes, the shares issuable upon exercise of the Series "A" Warrants, and the shares issuable upon exercise of the Series "B" Warrants within 45 days of the closing of the private placement of the notes and the warrants.

The Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of the notes and the warrants.

In connection with the offer and sale of the notes and the warrants, the Company incurred $52,470 or 6% broker's commision, a 4% restricted stock commission on the sale of the notes, a 5% cash commission on any cash proceeds received by the Company on the exercise of any Series "A" or "B" Warrants, Series "A" Warrants to purchase up to 49,971 shares of the common stock of the Company, and Series "B" Warrants to purchase up to 49,971 shares of the common stock of the Company. The Company also incurred $17,490 on due diligence and $71,000 on legal, regulatory filing and professional fees for the transaction.

Risk Factors

We have sought to identify what we believe to be the most significant risks to our business. However, we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our Common Stock. We provide the following cautionary discussion of risks, uncertainties and possible inaccurate assumptions relevant to our business. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed here could adversely affect us.

Risk of Foreign Currency Fluctuations

Due to a change in Chinese monetary policy, the Chinese Yuan is a floating rate against a basket of other currencies. Exposure to foreign currency risk could exist should there be a large fluctuation between the exchange rate between the Chinese Yuan and U.S. Dollar. We cannot predict the outcome of currency fluctuations; however, indications exist that the Chinese Yuan may be undervalued in relation to the US Dollar. We do not use financial instruments to hedge against changes the exchange rate between the Chinese Yuan and the U.S. Dollar.

Limited Public Market, Possible Volatility of Share Price

The Company's Common Stock is currently quoted on the NASD OTC Bulletin Board under the ticker symbol CMDA. As of September 30, 2005, there were approximately 33,920,000 shares of Common Stock outstanding. There can be no assurance that a trading market will be sustained in the future.

Dependence on Executive Officers and Technical Personnel

The success of our business plan depends on attracting qualified personnel, and failure to retain the necessary personnel could adversely affect our business. Competition for qualified personnel is intense, and we may need to pay premium wages to attract and retain personnel. Attracting and retaining qualified personnel is critical to our business. Inability to attract and retain the qualified personnel necessary would limit our ability to implement our business plan successfully.

Need for Additional Financing

The Company believes it has sufficient capital to meet its short-term cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934. However, if losses continue it may have to seek loans or equity placements to cover longer term cash needs to continue operations and expansion.

No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover operation expenses.

If future operations are unprofitable, it will be forced to develop another line of business, or to finance its operations through the sale of assets it has, or enter into the sale of stock for additional capital, none of which may be feasible when needed. The Company has no specific management ability or financial resources or plans to enter any other business as of this date.

The effects of inflation have not had a material impact on its operation, nor is it expected to in the immediate future.

Political, Economic and Regulatory Risks in China

The market in China is monitored by the government, which could impose taxes or restrictions at any time which would make operations unprofitable and infeasible and cause a write-off of the investment. Other factors include political policy on foreign ownership and political policy to open the doors to foreign investors.

There are economic risks associated with doing business in China which could affect our operations. The Chinese economy has experienced significant growth in the past decade, but this growth has been uneven across geographic and economic sectors and has recently been slowing. There can be no assurance that this growth will not continue to decrease or that the slow down will not have a negative effect on our business. The Chinese economy is also experiencing deflation which may continue in the future. The current economic situation may adversely affect our ability to do advertising business as a result of slowing domestic demand and deflation.

The restrictions on currency exchange could limit our ability to repatriate our revenues from China. Although Chinese governmental policies were introduced in 1996 to allow greater convertibility of the Renminbi, significant restrictions still remain. We can provide no assurance that the Chinese regulatory authorities will not impose greater restrictions on the convertibility of the Renminbi to western currencies. The government could refuse to allow the exchange, or could restrict the amount or volume of exchange. Because the majority of our future revenues is in the form of Renminbi, any future restrictions on currency exchange may limit our ability to utilize revenue generated in Renminbi to fund our business activities outside China, if we ever have any. This restriction, if it occurs, may affect our ability to pay repatriate any profits in U.S. dollars or other acceptable currency.

Item 3. Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to the Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by them in the reports that we file under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Prior the end of this period, we hired an accountant licensed in both Hong Kong, China and Canada and with significant experience in US GAAP accounting. We feel this event significantly improves our internal controls and provides for effective communication and disclosure between our representatives in China, Canada and the U..S.

There were no significant changes in the Company's internal controls or in the other factors that could significantly affect those controls since the most recent evaluation of such controls.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Please refer to our Current Report on Form 8-K dated November 1, 2005.

Item 3.Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K

(a)

Exhibit No.                               Description
-------------------   ----------------------------------------------------------
3.1*                  Articles of Incorporation
3.2**                 Bylaws (Amended)
4.1*                  Specimen Stock Certificate
10.1***               Agreement dated May 18, 2005 between Westcap Securities,
                      Inc. and China Media1 Corporation.
10.2****              Amended and Restated Operating Agreement dated October 10,
                      2005 between Chuangrun Media Company
                      Limited, Guangzhou Chuangrun Advertising Co. Ltd. and
                      China Media 1. Corp
31.1                  Rule 13(a) - 14 (a)/15(d) - 14(a) Certifications
32.1                  Section 1350 Certifications
--------------
*Filed as an Exhibit to the Company's Registration Statement on Form SB-2, dated October 29, 2002 and filed in form 8-K on February 3, 2005 for the change of company name and authorized capital, and incorporated herein by this reference.

**Filed as an Exhibit to the Company's Form 10-QSB for the Quarterly period ended March 31, 2003.

***Filed as an Exhibit to the Company's Form 10-QSB for the Quarterly period ended March 31, 2005.

**** Filed as an Exhibit to the Company's Current Report on Form 8-K dated November 1, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 21, 2005

CHINA MEDIA 1 CORP.

By:  /s/ Hanxiong Cai
     ------------------------------
Hanxiong Cai, President, Chairman and a member of the Board of Directors (who also performs the function of principal executive officer)

By:  /s/ Ernest Cheung
     ------------------------------
Ernest Cheung
Chief Financial Officer, Secretary and a member of the Board of Directors (principal financial and accounting officer)