Form 10QSB/A
period 2005-09-30
CHINA MEDIA1 CORP.
filed 2005-11-30
CIK 1202081

================================================================================

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

For the transition period from          to

                        Commission file number 000-50193

                               CHINA MEDIA1 CORP.
        (Exact name of small business issuer as specified in its charter)

            Nevada                                              46-0498798
  (State or other jurisdiction                                (IRS Employer
of incorporation or organization)                           Identification No.)

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

Yes |X| No |_|

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

================================================================================

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

                                CHINA MEDIA1 CORP.
                        (formerly Eagle River Mining Corp.)
                            CONSOLIDATED BALANCE SHEETS
                    September 30, 2005 and December 31, 2004
                                   (Unaudited)
                            (Expressed in U.S. Dollars)

                                                                   September 30,   December 31,
(See note 2 - Basis of presentation)                                    2005           2004
                                                                    -----------    -----------
                                                                    (Unaudited)     (Audited)
ASSETS

Current Assets
  Cash and cash equivalents                                         $     1,572    $     3,267
  Accounts receivable                                                   701,555             --
  Demand note receivable from related party                                  --        181,208
  Production costs                                                        1,600             --
                                                                    -----------    -----------
Total current assets                                                    704,727        184,475

Leasehold improvements, net of accumulated amortization of $5,906        33,463             --
Deposits  (Note 3)                                                      891,720             --
                                                                    -----------    -----------
Total Assets                                                        $ 1,629,910    $   184,475
                                                                    ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payables                                                 $   136,325    $     5,830
  Customer deposits                                                     642,038             --
  Due to related parties  (Note 4)                                    1,739,757        153,760
  Convertible note due to related party                                      --         20,000
                                                                    -----------    -----------
Total current liabilities                                             2,518,120        179,590
                                                                    -----------    -----------

Commitments and Contingencies                                                --             --

Stockholders' Equity (Deficiency):
  Common Stock, 1,500,000,000 shares authorized, par value
  of $0.00005 per share, 33,920,000 shares issued and outstanding         1,696          1,507
  Additional paid in capital                                                 --        112,696
  Accumulated other comprehensive loss                                   (6,423)            --
  Accumulated deficit                                                  (883,483)      (109,318)
                                                                    -----------    -----------
Total Stockholders' Equity (Deficiency)                                (888,210)         4,885
                                                                    -----------    -----------
Total Liabilities and Stockholders' Equity                          $ 1,629,910    $   184,475
                                                                    ===========    ===========

    The accompaning notes are an integral part of these financial statements

                               CHINA MEDIA1 CORP.
                       (formerly Eagle River Mining Corp.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
  For the three-month and nine-month periods ended September 30, 2005 and 2004
                                   (Unaudited)
                           (Expressed in U.S. Dollars)

                                                              Three months ended              Nine months ended
                                                                September 30,                   September 30,
                                                        ----------------------------    ----------------------------
(See note 2 - Basis of presentation)                        2005            2004            2005            2004
                                                        ------------    ------------    ------------    ------------
Revenues                                                $    554,765    $         --    $  1,219,457    $         --

Cost of revenues                                              98,151              --         250,963              --
                                                        ------------    ------------    ------------    ------------
     Gross profit                                            456,614              --         968,494              --
                                                        ------------    ------------    ------------    ------------

Operating expenses:
     Sales commissions                                        83,214              --         182,918              --
     General and administrative, excluding
         management fees to related party                     23,016           4,344         367,248          14,526
     Management fees to related party                        375,000              --       1,125,000              --
                                                        ------------    ------------    ------------    ------------
     Total operating expenses                                481,230           4,344       1,675,166          14,526
                                                        ------------    ------------    ------------    ------------

                                                        ------------    ------------    ------------    ------------
Net Loss                                                $    (24,616)   $     (4,344)   $   (706,672)   $    (14,526)
                                                        ============    ============    ============    ============
Net Loss per share- basic and diluted                   $      (0.00)   $      (0.00)   $      (0.02)   $      (0.00)
                                                        ============    ============    ============    ============
Weighted average number of common shares outstanding:
- basic and diluted                                       33,920,000      30,140,000      33,494,872      30,140,000
                                                        ============    ============    ============    ============

    The accompaning notes are an integral part of these financial statements

                               CHINA MEDIA1 CORP.
                       (formerly Eagle River Mining Corp.)
       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY For the
              Nine-month periods ended September 30, 2005 and 2004
                     (Unaudited) (Expressed in U.S. Dollars)

                                                                                     Accumulated                    Total
                                                                       Additional       other                    stockholders'
                                                    Common stock         paid-in    comprehensive   Accumulated     Equity
(See note 2 - Basis of presentation)             Shares      Amount      capital         loss         Deficit    (deficiency)
                                              ----------   ----------   ----------    ----------    ----------    ----------
Balance, December 31, 2003                    30,140,000   $    1,507   $   73,177    $       --    $  (41,975)   $   32,709
Imputed interest calculated on advances
  from stockholders                                   --           --        9,519            --            --         9,519

Fair value of services provided by
  officers and directors                              --           --       30,000            --            --        30,000

Comprehensive income (loss)-
  Net loss for the year                               --           --           --            --       (67,343)      (67,343)

                                              ----------   ----------   ----------    ----------    ----------    ----------
Balance, December 31, 2004                    30,140,000   $    1,507   $  112,696    $       --    $ (109,318)   $    4,885

Issuance of common stock upon the
  conversion of loan                              80,000            4       19,996            --            --        20,000

Issuance of common stock for acquisition of
  Airport and MTR projects                     3,700,000          185     (132,692)           --       (67,493)     (200,000)

Comprehensive income (loss)-
  Foreign translation adjustment                      --           --           --        (6,423)           --        (6,423)
Net loss for the nine months ended
  September 30, 2005                                  --           --           --            --      (706,672)     (706,672)

                                              ----------   ----------   ----------    ----------    ----------    ----------
Balance, September 30, 2005                   33,920,000   $    1,696   $       --    $   (6,423)   $ (883,483)   $ (888,210)
                                              ==========   ==========   ==========    ==========    ==========    ==========

    The accompaning notes are an integral part of these financial statements

                               CHINA MEDIA1 CORP.
                       (formerly Eagle River Mining Corp.)
            CONSOLIDATED STATEMENTS OF CASH FLOWS For the nine-month
                    periods ended September 30, 2005 and 2004
                     (Unaudited) (Expressed in U.S. Dollars)

(See note 2 - Basis of presentation)                                               2005           2004
                                                                               -----------    -----------
Cash flows from operating activities
  Net loss for the period                                                      $  (706,672)   $   (14,526)
  Adjustments to reconcile net loss to net cash used in operating activities
    Amortization                                                                     5,906             --
    Translation adjustment                                                          (6,423)            --
    Changes in operating assets and liabilities
      (Increase) Decrease in accounts receivables                                 (701,555)         1,120
      (Increase) Decrease in production costs                                       (1,600)            --
      (Increase) Decrease in refundable deposits                                  (891,720)            --
      Increase (Decrease) in accounts payable                                       22,169            313
      Increase (Decrease) in accrued liabilities                                   254,326             --
      Increase (Decrease) in customer deposits                                     642,038             --
                                                                               -----------    -----------
  Net cash used in operating activities                                         (1,383,531)       (13,093)
                                                                               -----------    -----------
Cash flows from investing activities
  Purchase of leasehold improvements                                               (39,369)            --
  Collection on demand promissory note                                             181,208             --
                                                                               -----------    -----------
  Net cash flows provided by (used in) investing activities                        141,839             --
                                                                               -----------    -----------

Cash flows from financing activities
  Advances from related parties                                                    417,281         10,077
  Increase in due to related party                                               1,022,716             --
  Cash paid to acuqire contracts, deemed a distribution                           (200,000)            --
                                                                               -----------    -----------
  Net cash flows provided by financing activities                                1,239,997         10,077
                                                                               -----------    -----------

Decrease in cash and cash equivalents                                               (1,695)        (3,016)

Cash and cash equivalents - beginning of period                                      3,267          3,692

                                                                               -----------    -----------
Cash and cash equivalents - end of period                                      $     1,572    $       676
                                                                               ===========    ===========

Supplemental Information :
Cash paid for :
    Interest expense paid in cash                                              $        --    $        --
    Income taxes paid in cash                                                           --             --

    The accompaning notes are an integral part of these financial statements

                               CHINA MEDIA1 CORP.
                       (Formerly Eagle River Mining Corp.)

                          Notes to Financial Statements
                               September 30, 2005
                                   (unaudited)
                           (Expressed in U.S. Dollars)

Note 1 - Organization and Business

China Media1 Corp., formerly Eagle River Mining Corp., was formed on August 6, 2002 under the laws of the State of Nevada. The Company changed its name to China Media1 Corp. (the "Company") on January 14, 2005. The Company, a development-stage company until the first quarter of 2005, was initially engaged in the acquisition and exploration of mineral properties. On December 26, 2004, the Company signed an agreement to acquire two advertising contracts from the Chuangrun Media Limited of Hong Kong, and Guangzhou Chuangrun Advertising Company Limited located in the Peoples Republic of China ("China") collectively ("Chuangrun"), through the issuance of 3,700,000 new shares of common stock, and transfer of 17,300,000 shares of common stock by two shareholders, as well as paying $200,000 to Chuangrun (see Note 3). The acquisition of the contracts resulted in a change in control of the Company. The Company and Chuangrun are controlled by one and the same individual. The contracts acquired provide the Company a fixed number of advertising spots in certain train stations and an international airport in Guangzhou, China.

The Company earns revenue by providing the acquired advertising spots to its customers based on advertising contracts. The Company commenced revenues from advertising contracts in the first quarter of 2005.

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

Revenue Recognition

The Company's revenues for 2005 consisted of revenues from advertisement services. In accordance with S.E.C. Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," the Company recognizes revenue when the following criteria are met: persuasive evidence that an arrangement exists; delivery has occurred or services have been rendered; the price to the customer is fixed or determinable; and collectability is reasonably assured. If all of the above criteria have been met, revenues are principally recognized upon shipment of products or when services have been rendered. Revenues derived from advertisement services are recognized pursuant to advertising contracts signed with customers as the advertising spots are made available to the customers. Amounts received from customers in advance of revenue recognition are deferred and classified on the balance sheet as "deferred revenue."

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

      The amounts due to Chuangrun consist of management fees and commissions payable to Chuangrun and advances and payments made on behalf of the Company.

Total commissions earned were $182,918 during the nine months ended September 30 30, 2005, which have been accrued in the accompanying balance sheet, to the extent these have not been paid. The Company recorded $1,125,000of earned management fees for the nine months ended September 30, 2005, which are included in amounts due to related parties in the accompanying balance sheet. In addition, Chuangrun has paid a deposit and certain leasehold improvements in connection with its MTR Rail contract, on the Company's behalf as recorded in the accompanying balance sheet.

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

Related party transactions are in the normal course of operations, occurring on terms and conditions that are similar to those of transactions with unrelated parties and, therefore, are measured at the exchange amount.

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

Item 2. Management's Discussion and Analysis or Plan of Operation

The information presented here should be read in conjunction with China Media1 Corp.'s (the "Company") consolidated financial statements and other information included in this Form 10-QSB/A. The Company has presented its quarterly financial statements, which should be read in conjunction with its annual financial statements and the notes thereto for the financial year ended December 31, 2004 filed under Form 10-KSB.

Preliminary notes regarding forward-looking statements

The statements contained in this Form 10-QSB/A that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These include statements about the Company's expectations, beliefs, intentions or strategies for the future, which are indicated by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "the Company believes," "management believes" and similar words or phrases. The forward-looking statements are based on the Company's current expectations and are subject to certain risks, uncertainties and assumptions. The Company's actual results could differ materially from results anticipated in these forward-looking statements. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements.

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

Management Fees to Related Party

In connection with our operating agreement with Chuangrun, we are required to pay management fees in the amount of $1,500,000 in 2005, $2,000,000 in 2006 and $3,000,000 in 2007. These fees are intended to cover the salaries of our Chief Executive Officer and key management in China, and other operating expenses in China. During the three and nine months ended September 30, 2005, we incurred $375,000 and $1,125,000 in management fees to Chuangrun.

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

Item 3. Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to the Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by them in the reports that we file under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Prior the end of this period, we hired an accountant licensed in both Hong Kong, China and Canada and with significant experience in US GAAP accounting. We feel this event significantly improves our internal controls and provides for effective communication and disclosure between our representatives in China, Canada and the U.S.

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

Please refer to our Current Report on Form 8-K dated November 1, 2005.

Item 3.Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K

(a)

Exhibit No.                   Description
-----------    ----------------------------------------------------------------
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

Dated: November 30, 2005

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