Form 10QSB/A
period 2005-09-30
CHINA MEDIA1 CORP.
filed 2005-12-06
CIK 1202081

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The following is the interim unaudited financial statements included in this Quarterly Report on Form 10-QSB:

Balance sheet as of September 30, 2005 (unaudited)                             3

Statements of operations for the three and nine months ended
September 30, 2005 and 2004 (unaudited)                                        4

Statement of stockholders' equity (unaudited)                                  5

Statements of cash flows for the nine months ended
September 30, 2005 and 2004 (unaudited)                                        6

Notes to the financial statements (unaudited)                                  7

                               CHINA MEDIA1 CORP.
                       (formerly Eagle River Mining Corp.)
                                 BALANCE SHEETS
                    September 30, 2005 and December 31, 2004
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
                                                                    ===========    ===========

    The accompaning notes are an integral part of these financial statements

                               CHINA MEDIA1 CORP.
                       (formerly Eagle River Mining Corp.)
                            STATEMENTS OF OPERATIONS
  For the three-month and nine-month periods ended September 30, 2005 and 2004
                                   (Unaudited)
                           (Expressed in U.S. Dollars)

                                                              Three months ended              Nine months ended
                                                                September 30,                   September 30,
                                                        ----------------------------    ----------------------------
(See note 2 - Basis of presentation)                        2005            2004            2005            2004
                                                        ------------    ------------    ------------    ------------
Revenues                                                $    554,765    $         --    $  1,219,457    $         --

Cost of revenues                                              98,151              --         250,963              --
                                                        ------------    ------------    ------------    ------------
     Gross profit                                            456,614              --         968,494              --
                                                        ------------    ------------    ------------    ------------

Operating expenses:
     Sales commissions                                        83,214              --         182,918              --
     General and administrative, excluding
         management fees to related party                     23,016           4,344         367,248          14,526
     Management fees to related party                        375,000              --       1,125,000              --
                                                        ------------    ------------    ------------    ------------
     Total operating expenses                                481,230           4,344       1,675,166          14,526
                                                        ------------    ------------    ------------    ------------

                                                        ------------    ------------    ------------    ------------
Net Loss                                                $    (24,616)   $     (4,344)   $   (706,672)   $    (14,526)
                                                        ============    ============    ============    ============
Net Loss per share- basic and diluted                   $      (0.00)   $      (0.00)   $      (0.02)   $      (0.00)
                                                        ============    ============    ============    ============
Weighted average number of common shares outstanding:
- - basic and diluted                                     33,920,000      30,140,000      33,494,872      30,140,000
                                                        ============    ============    ============    ============

    The accompaning notes are an integral part of these financial statements

                               CHINA MEDIA1 CORP.
                       (formerly Eagle River Mining Corp.)
              STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
          For the Nine-month periods ended September 30, 2005 and 2004
                     (Unaudited) (Expressed in U.S. Dollars)


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
                                              ==========   ==========   ==========    ==========    ==========    ==========

    The accompaning notes are an integral part of these financial statements

                               CHINA MEDIA1 CORP.
                       (formerly Eagle River Mining Corp.)
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

The accompanying financial statements include the accounts pertaining to the Company's contract rights operated by Chuangrun and the accounts of China Media1 Corp. All significant intercompany accounts have been eliminated in consolidation.

Note 2 - Significant Accounting Policies

Financial Statement Presentation

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities Exchange Commission ("SEC") regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. The financial statements and related notes of China Media1 Corp. for the year ended December 31, 2004 were filed with the SEC on form 10-KSB on April 14, 2005.

The unaudited financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the unaudited financial statements and accompanying disclosures. Although these estimates are based on management's best knowledge of certain events and actions that the Company may undertake in the future, actual results may be different from those estimates. The results of operations for the three and nine months ended September 30, 2005, are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

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

The notes were issued with Series "A" Warrants to purchase up to 1,249,287 shares of the common stock of the Company at an exercise price of $0.52 per share until November 1, 2010 and Series "B" Warrants to purchase up to 1,249,287 shares of the common stock of the Company at an exercise price of $0.66 per share until November 1, 2010.

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

Item 2. Management's Discussion and Analysis or Plan of Operation

The information presented here should be read in conjunction with China Media1 Corp.'s (the "Company") financial statements and other information included in this Form 10-QSB/A. The Company has presented its quarterly financial statements, which should be read in conjunction with its annual financial statements and the notes thereto for the financial year ended December 31, 2004 filed under Form 10-KSB.

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

The notes were issued with Series "A" Warrants to purchase up to 1,249,287 shares of the common stock of the Company at an exercise price of $0.52 per share until November 1, 2010 and Series "B" Warrants to purchase up to 1,249,287 shares of the common stock of the Company at an exercise price of $0.66 per share until November 1, 2010.

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

Please refer to our Current Report on Form 8-K dated November 1, 2005.

Item 3.Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K

(a)

Exhibit No.                   Description
------------    ----------------------------------------------------------------
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

32.1           Section 1350 Certifications

- --------------
*Filed as an Exhibit to the Company's Registration Statement on Form SB-2, dated October 29, 2002 and filed in form 8-K on February 3, 2005 for the change of company name and authorized capital, and incorporated herein by this reference.

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

Dated: December 1, 2005

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