Form 10KSB
period 2005-12-31
CHINA MEDIA1 CORP.
filed 2006-06-01
CIK 1202081

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2005

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to _____________

                       Commission File Number: 333-100826

                               CHINA MEDIA1 CORP.
           (Name of small business issuer as specified in its charter)

                Nevada                                46-0498798
    (State or other jurisdiction of                (I.R.S. Employer
    incorporation or organization)               Identification No.)

      142-757 West Pender St., Suite 328, Vancouver, B.C. Canada V6C 1A1
         (Address of principal executive offices, including zip code)

Registrant's telephone number, including area code:             (778) 881-0939
Securities registered pursuant to Section 12(b) of the Act:     None
Securities registered pursuant to Section 12(g) of the Act:     Common Stock, $0.00005 per share

                               -------------------

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

      Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

      The issuer's revenues for the most recent fiscal year were $1,401,801.

      The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $7,000,000 as of May 26, 2006. Shares of common stock held by each officer and director and by each person or group who owns 10% or more of the outstanding common stock amounting to 23,338,235 shares have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      As of May 26, 2006, 44,084,909 shares of our common stock were issued and outstanding.

      Documents Incorporated by Reference: None.

      Transitional Small Business Disclosure Format: No.

                                     PART I

Item 1.   Description of Business

Our Company

      We were incorporated in the State of Nevada on August 6, 2002 under the name Eagle River Mining Corp. Our name was changed to China Media1 Corp. on January 14, 2005 and we are currently engaged in advertising in Southern China. Our administrative office is located at 142-757 West Pender St., Suite 328, Vancouver, B.C. Canada V6C 1A1, and our telephone number: (778) 881-0939. We maintain a website at: www.chinamedia1corp.com.

Industry Overview

China Media Advertising Markets

      According to AC Nielsen Media Research, the China advertising market will be the 2nd largest in the world by 2010. It is the fastest growing and largest consumer market and the advertising industry grew by 40% in 2003 (Source:
X-tribes China, Xtreme Information). Advertising expenditure in China soared to US$13 billion in 2003, covering 0.92% of GDP compared to an average of 3% in developed countries. In the past 20+ years, average growth rate was nearly 40% (source: China Advertisement Association). There are more than 100 million individuals with middle class status in China today and this is projected to grow to over 500 million by 2012 (two-fifths of the population), wrote Pacific Chief Economist Andy Xie of Morgan Stanley Asia. China is already a large consumer market and will become larger as the economy grows. Some of the statistics collected by AC Capital Consulting Group as reported by China Online are:

      o     38 million urban families can afford US$12,000 on buying a car;

      o More than 70% of adults living in Beijing, Shanghai and Guangzhou (combined pop. 33 million) plan to buy a car in the next 5 years;

      o Housing sales in Beijing, Shanghai and Guangzhou are growing at close to 40% per annum;

      o The market for toiletries and cosmetics has passed US$ 3 billion, and is expected to reach US$ 22 billion by 2013; and

      o Chinese tourist currently spent US$ 20 billion+ overseas every year, it is expected to be the country with the largest number of outbound tourist by 2020.

      If China keeps its promise to the WTO to open its advertising market, foreign advertising companies and agencies will move into China, this will create competition as well as more advertising business. As at the end of 2005, foreign advertising companies are allowed to open operations in China. As advertising property owners, China Media1 is well positioned to capitalize on the situation. All our assets are under long term contracts. For example, our contract with the Airport (as defined below) is for 20 years. The key to the future success of the company is to have more unique and exclusive assets located in desirable locations

Our Business

Advertising in Southern China

      We are a media ownership firm and have focused our core business in Greater China. We own and operate specialty media assets throughout Southern China that include physical advertising space and the advertising contracts with national and multinational corporations. We developed our business through the acquisition of contracts from Chuangrun Media Limited of Hong Kong and Guangzhou Chuangrun Advertising Company Limited located in the Peoples Republic of China (collectively, "Chuangrun"). Both Chuangrun and our company are controlled by our Chairman, Mr. Cai Hanxiong.. We have appointed Chuangrun as our operating agency in China with fixed management fees: $1.5 million in 2005, $2 million in 2006 and $3 million thereafter. As of today, business is unprofitable and further investments are still required to operate the business.

Advertising Contracts

      Chuangrun assigned 2 major advertising contracts to us in December 2004, one at the Guangzhou Baiyun International Airport and the other at the Guangzhou MTR ("Subway"). The assignment was effectuated through an operating agreement entered into between us and Chuangrun (see "Certain Relationships and Related Transactions---Operating Contract").

      Guangzhou Baiyun International Airport Scrolling Advertising Signs

      Guangzhou Baiyun International Airport is the largest airport in Southern China (the "Airport"), and acts as a major gateway to China. It was completed in August 2004 to replace the existing airport and serves as one of the three largest airports in China alongside with Beijing and Shanghai. We have acquired 100 illuminated scrolling 3 poster machines located in the departure hall leading to all domestic departure gates with flights heading to all the major destinations, including Shanghai, Beijing and Tianjin. This media presence allows international and domestic companies to display their ads on the scrolling poster machines that measure 5 x 16.5 feet and gain an introduction to this market. In addition, in March 2005, Chuangrun, on our behalf, entered into an additional contract with the Airport for an additional fifty scrolling advertising light box locations along the entire domestic and international arrivals level outdoor loading area. We intend to install a newly designed double-sided light box with 6 posters on each side. This will generate a total of 600 poster spaces and will effectively double our revenue potential at the Airport. We expect the advertising rates to be approximately $12,000 per sign per month. This contract is for a term of 10 years with an option to renew for an additional 10 year period. To date, this advertising location has attracted approximately $20 million in contracts for clients wishing to advertise on our signs at this location. Some of the revenues are a result of our relationship with Chi Shang Ling Yue Advertising Company Limited (the "Agency"). On a wholesale basis, Chi Shang will purchase 70% of the 100 indoor signs at about $16,000 per sign per month and 70% of the 50 outdoor signs at about $18,000 per sign per month. This alone accounts for about $19.4 million for the first year the signs are up. (See below)

            Relationship with Chi Shang Ling Yue Advertising Agency

      Chuangrun, on our behalf, entered into 2 significant contracts with the Agency on each of April 5, 2005 and May 26, 2005. Under these contracts, the Agency will have the right to place their client's advertisements on 60% (or 30 advertising light boxes), of the available outdoor advertising light boxes and 70% (or 70 advertising light boxes) of the available space inside. The Agency has agreed to pay us $6.425 million for use of the outdoor space and $13 million for use of the indoor space for one year. Potential clients secured by the Agency include China Mobile, China Unicom, Ping An Insurance, Samsung, LG, etc.

            Sign Rental Agreement with Actionview Far East Limited

      In May 2005, Chuangrun, on our behalf, entered into a rental agreement with Actionview Far East Limited ("Actionview"), an independent third party, pursuant to which Actionview will provide interior and exterior signs for use at the Airport. Actionview is responsible for installation and maintenance of the signs. The term of this contract is for a period of 5 years. We agreed to pay fees equal to 30% of the revenues less certain expenses generated for the first six months, 25% of the revenues for the next six months and 20% of the revenues thereafter.

      Guangzhou MTR (Subway) Pillar Advertising

      Guangzhou MTR is a subway system (the "Subway") that consists of 4 main lines in the city of Guangzhou. Guangzhou has a close proximity to Hong Kong, is the commercial and political hub of Southern China and is a large industrial area which experiences heavy traffic and has a population of 10 million inhabitants within the area.

      We have an exclusive contract with the Subway to provide pillar wrap advertising (5x16 feet) for 12 main stations along the subway system. We expect our advertising rate to be approximately $20,000 per station per month and we expect to receive approximately $3 million in annual revenues once all signs are completed. This contract is for a period of 5 years and expires on October 31, 2009. In connection with this contract, we are required to pay the Subway an initial deposit of approximately $148,000 and a monthly management fee of approximately $12,000. To date, we have received contracts for this location from: Zhujiang Beer, Dongjun Plaza, a Class A office building in Guangzhou, Mazda and the Taiwan President Group to advertise their Soya Milk Products, and others.

      China Rail Train Naming and Advertising Project

      We also have the right to acquire, and the Chuangrun Group of Companies promises to inject a China Rail Train Naming and Advertising Project into China Media1 Corp. within one year, when the project is proven viable, at a price to be negotiated in the future. The contracts above were recently executed by the Chuangrun Group of Companies with third parties in China, and no material revenues have been generated under them. Chuangrun Group of Companies has existing advertising clients and revenues, and publishes "give-away" magazines, which will not be a part of this transaction.

      SZ Airport Contract

      SZ Airport Contract. On January 16, 2006, Guangzhou Titan Media Company Ltd. ("Titan") entered into that certain Shenzhen Baoan International Advertising Contract with Shenzhen City Airport Company Limited ("SZ Airport") for 12 large size advertising signage locations and 24 regular size advertising signage locations (the "SZ Airport Contract"). Under the terms of the SZ Airport Contract, Titan is required to pay SZ Airport US$ 12,400 (RMB 100,000)/year for each large size location and US$ 8,640(70,000RMB) for each small size location and a one year management fee as security deposit US$ 355,120(RMB 2,880,000). The contract is for a term of 10 years. Titan assigned the SZ Airport Contract to us for consideration of 10,000,000 shares of our common stock. We expect the SZ Airport Contract to generate US$ 8 to 10 million in revenues per year, starting in quarter 2, 2006. The assignment was effectuated through an operating agreement entered into between us and Titan. Chuangrun (see "Certain Relationships and Related Transactions---SZ Operating Contract").

Competition

      The key to our success is the occupation of prime advertising locations with heavy upscale pedestrian traffic. These kind of locations are not common and are the focus of advertising agencies and media owners. So far, we have been able to secure these prime locations because of our partner Chuangrun. Chuangrun has a track record with both government and businesses that are the owners of such locations. We now have over 25% of the ad spaces at the Airport as a result of these relationship. The China Rail project is another project that we would like to bring into our portfolio. There is competition in the market but the market is also very big and growing. We believe there is still ample room for us to grow.

Government Regulation

      China has a long standing law on the ownership of advertising agencies but not property owners. The onus is placed on the advertising agency to ensure proper contents in the advertisement. China Media1 is only subjected to regular business law in China.

Employees

      We have less than 10 employees currently and will only hire more full time employees as the business grows. We will hire on a temporary basis as the work load requires. As our affiliated company, Chuangrun is well established in Southern China. They will be a source of contracted help when the need arises.

Item 1A. Risk Factors and Cautionary Statement Regarding Forward-Looking Information

      An investment in our common stock involves a high degree of risk. You should carefully consider the following risk factors and the other information in this annual report before investing in our common stock. Our business and results of operations could be seriously harmed by any of the following risks. The trading price of our common stock could decline due to any of these risks.

RISKS RELATED TO OUR SECURITIES

Our stock may be affected by limited trading volume and may fluctuate significantly in price.

      Our common stock is traded on the NASD OTC Bulletin Board. Trading in our stock has been limited and there can be no assurance that an active trading market for our stock will develop. As a result, this could adversely affect our shareholders' ability to sell our common stock in short time periods, or possibly at all. Thinly traded shares can be more volatile than shares traded in an active public market. The average daily trading volume of our common stock in February 2006 was approximately 55,963 shares ranging from 5,000 shares to 262,200 shares. The high and low bid price of our common stock for the last two years has ranged from $0.002 and $0.90 per share. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance.

We have issued a substantial number of securities convertible into shares of our common stock which will result in substantial dilution to the ownership interests of our existing stockholders.

      As of May 26, 2006, approximately 6,971,016 shares of our common stock were reserved for issuance upon exercise or conversion of the following securities: (i) 4,372,500 shares representing 175% of the number of shares of common stock issuable upon conversion in full of the outstanding convertible promissory notes dated November 1, 2005 (without regard to any limitations on conversion); (ii) 2,498,574 shares, representing the shares of common stock issuable upon exercise of in full of the warrants issued to the holders of the convertible promissory notes dated November 1, 2005 (without regard to any limitations on exercise) and (iii) 99,942 shares issuable upon exercise of the warrants issued to the broker in connection with the issuance of the convertible promissory notes dated November 1, 2005.

      The exercise or conversion of these securities will result in a significant increase in the number of outstanding shares and substantially dilute the ownership interests of our existing shareholders.

A substantial number of our convertible securities are convertible into shares of common stock at a conversion price of $0.35 per share. Most of these shares are eligible for public resale. The trading price of our common stock and our ability to raise additional financing may be adversely affected by the influx into the market of such a substantial number of shares.

      Our outstanding convertible notes are presently convertible into 2,428,571 shares of common stock at a per share conversion price of $0.35 which is less than the current trading price of our shares Although many of the shares issuable upon conversion of our convertible warrants are eligible for public resale under Securities and Exchange Commission Rule 144, we have agreed to file a registration statement to cover the public resale of all of these shares. This significant increase in number of shares available for public sale may have a negative impact on the trading price of our shares and substantially dilute the ownership interest of our existing shareholders. In the event that our stock trades below $0.35 per share, in order to raise additional financing we would likely be required to issue additional shares of common stock or securities convertible into common stock at a purchase or conversion price as applicable, of less that $0.35 per share. To the extent these factors are viewed negatively by the market, it may provide an incentive for persons to execute short sales of our common stock that could adversely affect the trading price of our common stock.

Our common stock is deemed to be a "penny stock" which may make it more difficult for investors to sell their shares due to suitability requirements.

      Our common stock is deemed to be a "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. Penny stocks are stock:

-     With a price of less than $5.00 per share;

-     That are not traded on a "recognized" national exchange;

-     Whose prices are not quoted on the NASDAQ automated quotation system; or

- Of issuers with net tangible assets of less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $5.0 million (if issuer has been in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years.

      Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor. These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for our shareholders to sell shares to third parties or to otherwise dispose of them. This could cause our share price to decline.

We do not expect to pay dividends for the foreseeable future.

      For the foreseeable future, it is anticipated that earnings, if any, that may be generated from our operations will be used to finance our operations and that cash dividends will not be paid to holders of our common stock.

RISKS RELATED TO OUR BUSINESS

Going concern

      During 2005, the Company has incurred recurring operating losses of $1,923,363 and has a working capital deficiency of $3,750,249 and a shareholders deficiency of $2,046,562 at December 31, 2005. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are to raise equity financing as required. There are no assurances that the Company will be successful in this regard. The Company is in default on its promissory notes and requires additional funds to maintain operations.

      If future operations are unprofitable, we will be forced to develop another line of business, or to finance its operations through the sale of assets it has, or enter into the sale of stock for additional capital, none of which may be feasible when needed. We have no specific management ability or financial resources or plans to enter any other business as of this date.

We recognize our revenues in Chinese dollars and as such our results are subject to currently fluctuations.

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

We are dependant on our executive officers and technical personnel.

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

We may need additional financing.

      We believe we have sufficient capital to meet its short-term cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934. However, if losses continue it may have to seek loans or equity placements to cover longer term cash needs to continue operations and expansion.

      No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover operation expenses.

      The effects of inflation have not had a material impact on its operation, nor is it expected to in the immediate future.

We are subject to political, economic and regulatory risks in China.

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

      The restrictions on currency exchange could limit our ability to repatriate our earnings from China. Although Chinese governmental policies were introduced in 1996 to allow greater convertibility of the Renminbi, significant restrictions still remain. We can provide no assurance that the Chinese regulatory authorities will not impose greater restrictions on the convertibility of the Renminbi to western currencies. The government could refuse to allow the exchange, or could restrict the amount or volume of exchange. Because the majority of our future revenues is in the form of Renminbi, any future restrictions on currency exchange may limit our ability to utilize revenue generated in Renminbi to fund our business activities outside China, if we ever have any. This restriction, if it occurs, may affect our ability to pay repatriate any profits in U.S. dollars or other acceptable currency.

We have limited operating history.

      Until January 2005, we were a development stage company with no revenues. Our primary business purpose is to develop and produce advertising in Southern China. As of the date of this prospectus, we have three contracts to develop and produce advertising in Southern China and have recently begun generating revenues. However, we are still subject to all of the risks, uncertainties, expenses, delays, problems, and difficulties typically encountered in the establishment of a new business. We expect that unanticipated expenses, problems, and technical difficulties will occur and that they will result in material delays in the development of our business model. We may not obtain sufficient capital or achieve a significant level of operations and, even if we do, we may not be able to conduct such operations on a profitable basis.

Any projections used in this prospectus may not be accurate.

      Any and all projections and estimates contained in this prospectus or otherwise prepared by us are based on information and assumptions which management believes to be accurate; however, they are mere projections and no assurance can be given that actual performance will match or approximate the projections.

Because stock ownership is concentrated, you and other investors will have minimal influence on stockholders' decisions.

      Assuming that issued convertible notes and outstanding warrants have not been converted or exercised, our executive officers and/or their affiliated companies directly or beneficially own approximately 52% of our outstanding common stock as of May 26, 2006. As a result our executive officers may be able to significantly influence the management of the company and all matters requiring stockholder approval, including the election of directors. Such concentration of ownership may also have the effect of delaying or preventing a change in control of our company.

Our directors and executive officers control the company.

      Our directors, executive officers and/or their affiliated companies directly or beneficially own approximately 23,338,235 shares or approximately 52% of our outstanding common stock. Accordingly, these persons, as a group, may be able to exert significant influence over the direction of our affairs and business, including any determination with respect to our acquisition or disposition of assets, future issuances of common stock or other securities, and the election of directors. Such a concentration of ownership may also have the effect of delaying, deferring, or preventing a change in control of the company. We have appointed Chuangrun, a company owned by our chairman, as our operating agency in China with fixed management fees: $1.5 million in 2005, $2 million in 2006 and $3 million thereafter. China Media1 will only participate in profits after the management fees.

                         Cautionary Statement Concerning
                           Forward-Looking Statements

      Some of the statements in this annual report are forward looking statements, which are subject to risks and uncertainties. These risks and uncertainties could cause actual results to differ materially from those expressed in forward-looking statements. We base these forward-looking statements on our expectations and projections about future events, which we derive from the information currently available to us. Such forward-looking statements relate to future events or our future performance. Forward-looking statements are only predictions. The forward-looking events discussed in this annual report, the documents to which we refer you and other statements made from time to time by us or our representatives, may not occur, and actual events and results may differ materially and are subject to risks, uncertainties and assumptions about us. For these statements, we claim the protection of the "bespeaks caution" doctrine. The forward-looking statements speak only as of the date hereof, and we expressly disclaim any obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing.

Item 2. Description of Property

      We do not own any property in China. Our project manager Chuangrun Advertising provides space for us at their office at 168 Jiang Nan Da Dao Zhong, CNOOC Building 12/F, Guangzhou, China 510240. Our administrative office is located at 142-757 West Pender St., Suite 328, Vancouver, B.C. Canada V6C 1A1, telephone number: (778) 881-0939.

Item 3. Legal Proceedings

t 6 0 In March 2005, we received notice from an individual claming to be a valid holder of warrants to purchase 2,000,000 shares (post 20 for 1 stock split) of our common stock at $0.05 per share, dated May 2004. Management, with knowledge of facts and circumstances at the time, immediately denied any prior knowledge or execution of any such transaction. Our counsel has notified the claimant that the purported warrant is not valid and will not be acknowledged. No compensation expense has been recorded in our financial statements because no services were provided by the claimant related to the purported warrant and the potential warrant value in May 2004 would have been insignificant because the exercise price significantly exceeded the trading price of our common stock at that time.

Item 4. Submission of Matters to a Vote of Security Holders

      None.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

      Our common stock trades on the OTC Bulletin Board under the symbol "CMDA.OB." The following table shows the high and low bid or close prices for our common stock for each quarter since January 1, 2003 as reported by the OTC Bulletin Board. All share prices have been adjusted to reflect the 1 to 20 forward split effective January 14, 2005. We consider our stock to be "thinly traded" and any reported sale prices may not be a true market-based valuation of the stock. Some of the bid quotations from the OTC Bulletin Board set forth below may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

January 1, 2005 to December 31, 2005            High Close             Low Close
--------------------------------------------------------------------------------
First quarter                                      $0.87                 $0.22
Second quarter                                      0.73                  0.21
Third quarter                                       0.55                  0.30
Fourth quarter                                      0.50                  0.35

January 1, 2004 to December 31, 2004            High Bid                Low Bid
-------------------------------------------------------------------------------
First quarter                                   $   0.27             $    0.03
Second quarter                                     0.010                 0.002
Third quarter                                      0.025                 0.025
Fourth quarter                                     0.900                 0.108

      As of May 26, 2006, there were approximately 50 record holders of our common stock.

      We have not paid any cash dividends since our inception and do not contemplate paying dividends in the foreseeable future. It is anticipated that earnings, if any, will first be retained to retire debt, second for the operation of the business and third for payment of management fee to Chuangrun.

      Shares eligible for future sale could depress the price of our common stock, thus lowering the value of a buyer's investment. Sales of substantial amounts of common stock, or the perception that such sales could occur, could adversely affect prevailing market prices for shares of our common stock.

Item 6. Management's Discussion and Analysis or Plan of Operation

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

      (2) The Guangzhou Mass Transit Railway ("MTR") Pillar Advertising Contract
- the contract provides for pillar wrap around (diameter 1.5 to 1.7 meters, height 3 meters) advertising for 12 stations along the Guangzhou MTR system. The Company has generated revenue through this contract from January 2005.

      (3) The Guangzhou Baiyun Airport granted another contract to Chuangrun in March 2005 for an additional fifty (50) scrolling advertising light box locations along the entire domestic and international arrivals level outdoor loading area. We will install newly designed double-sided light boxes with six posters on each side. This generates a total of 600 poster spaces (twelve per sign). No revenues have been generated under this contract. We expect to have revenue generated from this contract from August 2006.

      We also have the right to acquire, and Chuangrun promises to assign, a China Rail Train Naming and Advertising Project within one year, when the project is proven viable, at a price to be negotiated in the future. The contracts above were recently executed by Chuangrun with third parties in China. Chuangrun has existing advertising clients and revenues, and publishes "give-away" magazines, as well as other scrolling advertising boards in the MTR, which are not part of the contracts discussed above.

      We spent a lot of effort during the year to work with ActionView in perfecting the double-sided light boxes for the outdoor bus loading areas at the Guangzhou Baiyun International Airport. As at May 8, 2006, five completed light boxes are going through outdoor weather testing to ensure its all weather operability. We will install a first batch of five boxes when the outdoor weather testing is complete and it will take 3 to 4 weeks to complete the installation of all fifty light boxes. Once installation starts, our advertising agent, Chi Shang Ling Yue, is obliged to pay the balance of 30,656,000 Renminbi (approx. US$ 3.78 million) of the contract within 30 days of completion. Also once installation has started, our project manager Chuangrun will also start to market the remaining 20 outdoor signs not committed to Chi Shang Ling Yue.

      After successful installation of the 50 outdoor signs, we hope to have ample funding to start installation of the indoor scrolling signs. Chi Shang Ling Yue has also committed to 70 of the 100 indoor signs for a total of 107,520,000 Renminbi (approx. US$ 13.2 million). At the same time, our project manager Chuangrun will also start to market the remaining 30 indoor signs not committed to Chi Shang Ling Yue.

      In January, 2006 we acquired a contract to install 12 large and 24 regular size scrolling light boxes at Shenzhen Baoan International Airport by the issuance of 10 million restricted shares to Guangzhou Titan Media. Shenzhen is the first Special Economic Zone in China. Established in the early 80's, It had grown from a fishing village just outside of Hong Kong into a metropolis of over 10 million residents. The Airport is 35 km outside of Shenzhen city and serves a total population of about 25 million. It is the 5th busiest airport in China with 16 million passengers in 2005, ranking behind Beijing, Shanghai Pudong, Guangzhou and Shanghai Hongqui. In March, we installed 3 large size light boxes at the entrances of Building "A" Departure Level of the Airport. This is our first on location installation at an airport and we have gained invaluable experience through the exercise. In April we installed another 5 large size light boxes at the entrances of Building "B" Departure Level of the Airport. We have started signing up advertising clients, with a starting date of June 1, 2006. Revenue will be around RMB 32,000 to 40,000 per poster per month.

      We can identify 3 different paths of expansion:

            i. Pursue other airports - China is the fastest growing market for air travel, growing at double digits. Advertising rates will vary from airport to airport, but the overall trend is going up because of the increasing passenger flow.

            ii. Existing Contracts - The major airports in China are all expanding in response to the increasing passenger. Major events are also driving airport expansion, such as the 2008 Beijing Olympics, the 2010 Shanghai World Exposition and the 2010 Guangzhou Asian Games. As they expand, we will get more space.

            iii. Other venues - Our light boxes are designed not just for airports, they are also suitable for situations where there is a lot of pedestrian traffic and where public announcements are necessary, such as bus depots, train stations, etc.

      In the first three quarters of 2005, the Company accounts for the revenue and expenses attributed to the contract rights assigned by Chuangrun on a gross basis. However, after a review by the Securities Exchange Commission on the financial statements for the quarter ended September 30, 2005, we conclude that it is more appropriate to disclose the revenue and expenses attributed to the contract rights assigned by Chuangrun on a net basis as we rely on Chuangrun to operate the business as our agent in China under the existing contract arrangements. The account regrouping does not affect the bottom line of the financial statements.

Results of Operations

      The Company incurred a net loss of $1,923,363 for the year ended December 31, 2005 as compared to a loss of $67,343 for the year ended December 31, 2004. This was mainly due to the net loss from contract rights of $582,898, the change in fair value of conversion feature of promissory notes of $408,076 (non-cash), change in fair value of warrants of $390,892 (non-cash) and discount on issuance of convertible notes of $77,435 (non-cash). Operating expenses incurred in the current year were higher than those incurred in the prior fiscal year was due to the fact that the Company was in a development stage with no revenue until January 2005.

Liquidity and Working Capital

      As of December 31, 2005, the Company had a working capital deficiency of $3,750,249 consisting of total current assets of $31,244 and total current liabilities of $3,781,493. For the year ended December 31, 2005, the Company received $874,500 in cash proceeds from the issuance of convertible promissory notes with share purchase warrants. The convertible notes are due on April 1, 2007 and bear interest at the prime rate plus four percent (4%). The notes are initially convertible into the common shares at a conversion price of $0.35 per share. After the occurrence of an event of default under the notes, the conversion price shall be adjusted to eighty percent (80%) of the volume weighted average price of the Company's common shares for the five trading days prior to a conversion date.

During the year, the Company has incurred recurring operating losses of $1,923,363 and has a working capital deficiency of $3,750,249 and a shareholders deficiency of $2,046,562 at December 31, 2005. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are to raise equity financing as required. There are no assurances that the Company will be successful in this regard. The Company is in default on its promissory notes and requires additional funds to maintain operations.

Item 7.  Financial Statements

                                Table of Contents

Reports of Independent Registered Public Accounting Firms                    F-1
Balance Sheets                                                               F-3
Statements of Operations and Comprehensive Loss                              F-4
Statements Of Changes In Stockholders' Equity (Deficiency)                   F-5
Statements of Cash Flows                                                     F-6
Notes to Financial Statements                                                F-7

                        REPORT OF INDEPENDENT REGISTERED
                             PUBLIC ACCOUNTING FIRM


To the Board of Directors and Shareholders of China Media1 Corp.
(formerly Eagle River Mining Corp.)

We have audited the balance sheets of China Media1 Corp. (formerly Eagle River Mining Corp.) as at December 31, 2005 and the statements of operations and comprehensive loss, stockholders' equity (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion in these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of the Company as at December 31, 2005 and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the financial statements, the Company's recurring losses from operations and working capital deficiency raise substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Vancouver, Canada                                         /s/ Ernst & Young LLP
April 25, 2006                                            Chartered Accountants

                        REPORT OF INDEPENDENT REGISTERED
                             PUBLIC ACCOUNTING FIRM


To the Board of Directors and Shareholders of China Media1 Corp.
(formerly Eagle River Mining Corp.)

We have audited the balance sheet of China Media1 Corp. (formerly Eagle River Mining Corp.) (the "Company") as of December 31, 2004 and the related statements of operations, stockholders' equity (deficiency) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2004 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered losses from operations and requires additional capital. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Vancouver, Canada                           /s/ Moore Stephens Ellis Foster Ltd.
March 22, 2005                                             Chartered Accountants

                               CHINA MEDIA1 CORP.
                       (formerly Eagle River Mining Corp.)
                                 BALANCE SHEETS
                           December 31, 2005 and 2004
                      (Going Concern Uncertainty - Note 1)
                           (Expressed in U.S. Dollars)

                                                                               2005           2004
------------------------------------------------------------------------ -- ------------ -- ---------
ASSETS

Current assets
  Cash and cash equivalents                                              $        6,974  $     3,267
  Demand note receivable from related party                                           -      181,208
  Prepaid expenses                                                               24,270            -
------------------------------------------------------------------------ -- ------------ -- ---------
Total current assets
                                                                                 31,244      184,475
Property, plant and equipment, net of accumulated depreciation of
$8,287 (Note 5)                                                                  75,297            -
Due from common control affiliate (Note 4)                                      892,368            -
Deferred financing costs (Note 6)                                               155,258            -
Discount on issuance of convertible promissory notes (Note 6)                   580,764            -
------------------------------------------------------------------------ -- ------------ -- ---------
                                                                              1,703,687            -
------------------------------------------------------------------------ -- ------------ -- ---------
Total assets                                                             $    1,734,931  $   184,475
======================================================================== == ============ == =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payables                                                      $       83,709  $     5,830
  Interest payable on convertible promissory note (Note 6)                       16,142            -
  Due to common control affiliate (Note 4)                                      605,487            -
  Due to related party (Note 7)                                                 559,450      153,760
  Income tax payable (Note 11)                                                  185,038            -
  Convertible note due to related party (Note 7)                                      -       20,000
  Fair value of convertible promissory notes (Note 6)                           874,500            -
  Fair value of conversion feature of convertible promissory notes
   (Note 6)                                                                     599,657            -
  Fair value of warrants (Note 6)                                               857,510            -
------------------------------------------------------------------------ -- ------------ -- ---------
                                                                              3,781,493      179,590
------------------------------------------------------------------------ -- ------------ -- ---------
Commitments and contingencies (Note 3 and 12)                                         -            -

Stockholders' equity (deficiency):
  Common Stock, 1,500,000,000 shares authorized, par value of $0.00005 per share, 34,003,333 shares issued and outstanding (2004: 30,140,000)
    (Note 8)                                                                      1,700        1,507
  Additional paid-in capital (Note 8a)                                           51,912      112,696
  Accumulated deficit                                                        (2,100,174)    (109,318)
------------------------------------------------------------------------ -- ------------ -- ---------
Total stockholders' equity (deficiency)                                      (2,046,562)        4,885
------------------------------------------------------------------------ -- ------------ -- ---------
Total liabilities and stockholders' equity                               $    1,734,931  $   184,475
======================================================================== == ============ == =========

    The accompanying notes are an integral part of these financial statements

                               CHINA MEDIA1 CORP.
                       (formerly Eagle River Mining Corp.)
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                 For the years ended December 31, 2005 and 2004
                           (Expressed in U.S. Dollars)

                                                                         2005             2004
----------------------------------------------------------------- -- -------------- -- ------------
Operating expenses:
     Depreciation                                                            8,287               -
     General and administrative                                            216,723          77,983
     Interest expense (Note 7)                                              33,313               -
----------------------------------------------------------------- -- -------------- -- ------------
     Total operating expenses                                              258,323          77,983
----------------------------------------------------------------- -- -------------- -- ------------
Operating Loss
                                                                         (258,323)        (77,983)

Other income and expenses
    Discount on issuance of convertible promissory notes (Note 6)         (77,435)               -
    Change in fair value of conversion feature of promissory
      notes (Note 6)                                                     (408,076)               -
    Change in fair value of warrants (Note 6 and 9)                      (390,892)               -
    Deferred financing costs (Note 6)                                     (20,701)               -
    Other income                                                                 -          10,640
    Net loss from contract rights (Note 10)                              (582,898)               -
----------------------------------------------------------------- -- -------------- -- ------------
                                                                       (1,480,002)          10,640
----------------------------------------------------------------- -- -------------- -- ------------
Loss before income tax
                                                                       (1,738,325)        (67,343)
Income tax (Note 11)                                                     (185,038)               -
----------------------------------------------------------------- -- -------------- -- ------------
Net loss and comprehensive loss                                   $    (1,923,363)  $     (67,343)
================================================================= == ============== == ============

Net loss per share - basic and diluted                            $         (0.06)  $       (0.00)
                                                                  == ============== == ============
Weighted average number of common shares outstanding:
- basic and diluted                                                     33,735,589      30,140,000
                                                                  == ============== == ============

    The accompanying notes are an integral part of these financial statements

                               CHINA MEDIA1 CORP.
                       (formerly Eagle River Mining Corp.)
           STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                 For the years ended December 31, 2005 and 2004
                           (Expressed in U.S. Dollars)

                                                                                                                         Total
                                                                         Additional                                 stockholders'
                                                       Common stock        paid-in   Accumulated    Comprehensive       equity
                                                     Shares     Amount     capital      Deficit          Loss        (deficiency)
-------------------------------------------------- ----------- --------- ----------- ------------- ---------------- ---------------
Balance, December 31, 2003                         30,140,000   $ 1,507   $  73,177   $  (41,975)  $          -      $     32,709
Imputed interest calculated on advances from
stockholders                                                -         -       9,519             -                            9,519
Fair value of services provided by officers and
directors                                                   -         -      30,000             -                           30,000
Net loss                                                    -         -           -      (67,343)       (67,343)           (67,343)
-------------------------------------------------- ----------- --------- ----------- ------------- ---------------- ---------------
Total comprehensive loss                                                                                (67,343)

Balance, December 31, 2004                         30,140,000     1,507     112,696     (109,318)                            4,885
Issuance of common stock upon the conversion of
loan                                                   80,000         4      19,996             -                           20,000
Issuance of common stock for acquisition of
Airport and MTR projects                            3,700,000       185   (132,692)      (67,493)                        (200,000)
Issuance of common stock for 4% commission  on
convertible notes                                                     4      34,995             -                           34,999
Imputed interest calculated on due to related
parties - others                                            -         -      16,917             -                           16,917

Net loss                                                    -         -           -   (1,923,363)    (1,923,363)        (1,923,363)
-------------------------------------------------- ----------- --------- ----------- ------------- ---------------- ---------------
Total comprehensive loss                                                                           $ (1,923,363)
                                                                                                   ================
Balance, December 31, 2005                          34,003,333 $   1,700 $   51,912  $(2,100,174)                   $   (2,046,562)
================================================== =========== ========= =========== =============                  ===============

    The accompanying notes are an integral part of these financial statements

                               CHINA MEDIA1 CORP.
                       (formerly Eagle River Mining Corp.)
                            STATEMENTS OF CASH FLOWS
                 For the years ended December 31, 2005 and 2004
                           (Expressed in U.S. Dollars)

                                                                          2005             2004
------------------------------------------------------------------- - -------------- -- -----------
Cash flows from operating activities
  Net loss                                                            $(1,923,363)   $   (67,343)
  Adjustments to reconcile net loss to net cash used in operating activities
    Depreciation                                                            8,287             --
    Discount on issuance of convertible promissory notes                   77,435             --
    Change in fair value of conversion feature of convertible
promissory notes                                                          408,076             --
    Change in fair value of warrants                                      390,892             --
    Deferred financing costs                                               20,701             --
    Fair value of officer compensation                                         --         30,000
    Imputed interest expense                                               16,917          9,519
    Changes in operating assets and liabilities
      Increase in prepaid expenses                                        (24,270)            --
      Increase in accounts payable                                         77,879          5,830
      Increase in income tax payable                                      185,038             --
      Increase in debenture interest payable                               16,142             --
-------------------------------------------------------------------   -----------    -----------
  Net cash used in operating activities                                  (746,266)       (21,994)
-------------------------------------------------------------------   -----------    -----------
Cash flows from investing activities
  Purchase of fixed assets                                                (83,584)            --
  Cash paid to acquire contracts                                         (200,000)            --
  Due from related party                                                 (286,881)            --
  Advances under demand note receivable                                        --         (9,662)
-------------------------------------------------------------------   -----------    -----------
  Net cash flows used in investing activities                            (570,465)        (9,662)
-------------------------------------------------------------------   -----------    -----------
Cash flows from financing activities
  Advances from related party - others                                    586,898         11,231
  Proceeds from issuance of convertible notes, net                        733,540             --
  Proceeds from issuance of convertible note to related party                  --         20,000
-------------------------------------------------------------------   -----------    -----------
  Net cash flows provided by financing activities                       1,320,438         31,231
-------------------------------------------------------------------   -----------    -----------
Increase (decrease) in cash and cash equivalents
                                                                            3,707           (425)
Cash and cash equivalents - beginning of year                               3,267          3,692
-------------------------------------------------------------------   -----------    -----------
Cash and cash equivalents - end of year                               $     6,974    $     3,267
===================================================================   ===========    ===========
Supplemental Information :
Cash paid for :
    Interest expense paid in cash                                     $        --     $       --
    Income taxes paid in cash                                                  --             --
Non-cash investing and financing activities:
    Demand note receivable from related party settled in exchange
    for due to related parties - other                                    181,208             --
    Convertible note due to related party converted into common
    stock                                                                  20,000             --
    Issuance of common stock for payment of note issuance costs            34,999             --
===================================================================   ===========    ===========

    The accompanying notes are an integral part of these financial statements

                               CHINA MEDIA1 CORP.
                       (formerly Eagle River Mining Corp.)

                          Notes to Financial Statements
                           December 31, 2005 and 2004
                           (Expressed in U.S. Dollars)

Note 1 - Organization and Business and Going Concern Uncertainty

Organization and Business

China Media1 Corp. (formerly Eagle River Mining Corp.) (the "Company") was formed on August 6, 2002 under the laws of the State of Nevada and has changed its name to China Media1 Corp. on January 14, 2005. The Company, a development-stage company until the first quarter of 2005, was initially engaged in the acquisition and exploration of mineral properties. On December 26, 2004, the Company signed an agreement to acquire two advertising contracts from Chuangrun Media Limited and Guangzhou Chuangrun Advertising Company Limited (collectively "Chuangrun"), through the issuance of 3,700,000 new shares of common stock, the transfer of 17,300,000 shares of common stock by two shareholders and cash of $200,000 to Chuangrun. The acquisition of the contracts is regarded as a recapitalization of the Company and resulted in a change in control of the Company and was recorded at book value resulting in a reduction in additional paid-in capital of $132,692 and a reduction of accumulated deficit of $67,493. As a result of the transaction, the Company and Chuangrun are controlled by one and the same individual.

The contracts acquired provide the Company with a fixed number of advertising spots in certain train stations and an international airport in Guangzhou, China. The Company earns revenue by providing the acquired advertising spots to its customers based on advertising contracts. The Company commenced earning revenues from advertising contracts in the first quarter of 2005. As these contracts are administered by an agent, revenues earned and expenses paid are presented on a net basis within the financial statements (Note 3 and 4).

These financial statements include the accounts pertaining to the Company's contract rights operated by Chuangrun on a net basis and the accounts of the Company. All significant inter-company accounts have been eliminated as appropriate.

Going Concern Uncertainty

These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business for the foreseeable future. During the year ended December 31, 2005, the Company has incurred recurring operating losses of $1,923,363 and has a working capital deficiency of $3,750,249 and a shareholders deficiency of $2,046,562 at December 31, 2005. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are to raise equity financing as required. As discussed in note 6, the Company is in default on its promissory notes and requires additional funds to maintain operations. These financial statements do not include any adjustments to the carrying value and classification of assets and liabilities that would be necessary should the Company be unable to continue operations as a going concern.

Note 2 - Significant Accounting Policies

These financial statements are prepared in conformity with generally accepted accounting principles in the United States of America. The significant accounting policies adopted by the Company are as follows:

(a) Cash and Cash Equivalents

Cash equivalents consist of certain highly liquid instruments with a maturity of three months or less when purchased. As of December 31, 2005 and 2004, cash and cash equivalents consisted of cash only.

(b) Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

(c) Revenue Recognition

The Company's revenues for the year ended December 31, 2005 consisted of revenues from advertisement services. In accordance with Staff Accounting Bulletin No. 101, the Company recognizes revenue when the following criteria are met: persuasive evidence that an arrangement exists; delivery has occurred or services have been rendered; the price to the customer is fixed or determinable; and collectability is reasonably assured. If all of the above criteria have been met, revenues are principally recognized upon shipment of products or when services have been rendered. Revenues derived from advertisement services are recognized pursuant to advertising contracts signed with customers as the advertising spots are made available to the customers.

As Chuangrun is the primary obligor to the advertising contract arrangements and the operating agent of the advertising contracts (Note 3), the Company reports revenue and expenses associated with these advertising contracts on a net basis in the statements of operations with additional footnote disclosure in accordance with EITF 99-19.

(d) Advertising Expenses

The Company expenses advertising costs as incurred. There were no advertising expenses incurred by the Company for the years ended December 31, 2005 and 2004.

(e) Net Loss per Share

Basic net loss per share ("EPS") is based on the weighted average number of common shares outstanding and diluted EPS is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. Basic EPS is computed by dividing net loss (numerator) applicable to common stockholders by the weighted average number of common shares outstanding (denominator) for the period. All EPS presented in the financial statements are basic EPS as defined by SFAS No. 128, "Earnings Per Share". Convertible securities that could potentially dilute basic EPS in the future such as options and warrants are not included in the computation of diluted EPS because to do so would be antidilutive. All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value.

(f) Concentration of Credit Risk

The Company places its cash and cash equivalents with high credit quality financial institutions. As of December 31, 2005 and 2004, the Company had no deposits beyond insured limits.

The Company maintains Renminbi cash balances in a Chinese bank and Canadian Dollar cash balances in a Canadian bank that are not insured. Revenues are derived in geographic locations outside the United States. The advertising business in China accounts for all of the total revenue of the Company.

(g) Foreign Currency Translations

The Company is located and operating outside of the United States of America. The functional currency of the Company is the U.S. Dollar. At the transaction date, each asset, liability, revenue and expense is translated into U.S. dollars by the use of the exchange rate in effect at that date. At the period end, monetary assets and liabilities are re-measured by using the exchange rate in effect at that date. The resulting foreign exchange gains and losses are included in operations.

(h) Fair Value of Financial Instruments

Fair value estimates of financial instruments are made at a specific point in time, based on relevant information about financial markets and specific financial instruments. As these estimates are subjective in nature, involving uncertainties and matters of significant judgment, they cannot be determined with precision. Changes in assumptions can significantly affect estimated fair values.

The fair value of financial instruments, including cash and cash equivalents, demand note receivable from related party, due from common control affiliate, accounts payable, interest payable on convertible promissory note, due to common control affiliate, due to related parties and convertible note due to related party, approximate their carrying values since they are short term in nature and they are receivable or payable on demand.

Management is of the opinion that the Company is exposed to significant interest or credit risks arising from the amount due from common affiliate and bank-held assets. The Company is operating outside the United States of America and has significant exposure to foreign currency risk due to the fluctuation of the currency in which the Company operates and the U.S. dollar.

(i) Income Taxes

The Company has adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. If it likely the Company will not recover the deferred tax assets because of continued losses or due to limited operating history, management will record a valuation allowance, At December 31, 2005 and 2004, a full valuation allowance has been provided for.

(j) Stock-based Compensation

The Company adopted the fair value method of accounting for stock-based compensation recommended by of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation".

The Company does not have a stock option plan nor has it granted any stock options since inception.

(k) Long-Lived Assets Impairment

Long-term assets of the Company are reviewed when changes in circumstances suggest their carrying value has become impaired, pursuant to guidance established in Statement of Financial Accounting Standards No. 144,, "Accounting for the Impairment or Disposal of Long-Lived Assets". Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets will be written down to fair value.

(l) Comprehensive Income

The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Stockholders' Equity (Deficiency). Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners.

(m) Property, Plant and Equipment

Property, plant and equipment, stated at cost, is depreciated on the straight line basis over its estimated useful life. Significant improvements and betterments are capitalized where it is probable that the expenditure resulted in an increase in the future economic benefits expected to be obtained from the use of the asset beyond its originally assessed standard of performance. Routine repairs and maintenance are expensed when incurred. Gains and losses on disposal of fixed assets are recognized in the statement of operations based on the net disposal proceeds less the carrying amount of the assets.

The depreciation rates are summarized as follows:

Equipment                                 20%, straight line
Leasehold improvement                     20%, straight line

(n) Related Parties

A related party is generally defined as (i) any person that holds 10% or more of the Company's securities and their immediate families, (ii) the Company's management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) anyone who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties.

(o) Reclassifications

Certain of the comparative figures have been reclassified to conform to the current year's presentation.

(p) New Accounting Pronouncements

In June 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"). SFAS 154 replaces APB Opinion No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements". SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The adoption of SFAS 154 will not have any impact on the Company's financial statements.

In December 2004, FASB issued Statement of Financial Accounting Standard No. 123 (Revised 2004) "Share-Based Payment" ("SFAS 123R"). SFAS 123R addresses all forms of share-based payment ("SBP") awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS 123R will require the Company to expense SBP awards with compensation cost for SBP transactions measured at fair value. On March 29, 2005, the SEC issued Staff Accounting Bulletin 107 ("SAB 107") which expresses the views of the SEC regarding the interaction between SFAS 123R and certain SEC rules and regulations and provides the SEC's views regarding the valuation of share-based payment arrangements for public companies. In April 2005, the SEC issued a release which amends the compliance dates for SFAS 123R. Adoption of SFAS 123R and SAB 107 do not have any impact on the Company's financial statements.

Note 3 - Contract Rights

(a) Advertising Contracts

On December 26, 2004, the Company signed an agreement to acquire the following two contracts from Chuangrun:

      (i) Guangzhou Baiyun Airport Scrolling Advertising Signs - the contract provides for the installation and operation of one hundred large size scrolling advertising light boxes in the Guangzhou Baiyun International Airport terminal departure hall. In connection therewith, the Company is required to pay RMB9,000,000 ($1,115,460) as a deposit seven days after the contract commences. Management fees of RMB36,000,000 ($4,461,840) per annum is payable to the airport authority on a quarterly basis with equal amounts for the first two years. Management fees of RMB37,080,000 ($4,595,695) per annum is payable on a quarterly basis with equal amounts for the third to fifth years. Management fees will then be increased to RMB40,788,000 ($5,055,265) per annum thereafter and is payable on a quarterly basis in equal amounts. The term of the contract is for a period of ten years with an option to renew for an additional ten year period. Due to the delay in scheduling by the airport authority, the installation of the scrolling signs and payment of the deposit of RMB9,000,000 ($1,115,460) still has not been requested by the airport authority as of December 31, 2005.

            Subsequent to this contract, Chuangrun entered into an additional contract for installation of fifty exterior scrolling advertising light boxes at the Guangzhou Baiyun International Airport and the contract was also assigned to the Company. In connection therewith, the Company is required to pay a deposit of RMB6,000,000 ($743,640)
            (paid) (Note 4) and management fees of RMB6,000,000 ($743,640), RMB9,000,000 ($1,115,460) and RMB12,000,000 ($1,487,280) per annum payable on a half-yearly basis for the first three years, forth to sixth years and thereafter, respectively. The term of the contract is for a period of ten years with an option to renew for an additional ten years.

      (ii) Guangzhou Mass Transit Railway ("MTR") Pillar Advertising Contract - the contract provides for wrapped pillar advertising for twelve stations along the MTR system in China. In connection therewith, the Company is required to pay a deposit of RMB1,200,000 ($148,728)
            (paid) (Note 4) and a monthly management fee of RMB100,000 ($12,394). The term of the contract is for a period of five years expiring on October 31, 2009.

(b) Sign Rental Agreement

Chuangrun entered into a rental agreement on May 13, 2005 with Actionview Far East Limited ("Actionview") on the Company's behalf. Part of the contract and related payments was for the interior and exterior signs for use in the Guangzhou Baiyun International Airport. Chuangrun, on behalf of the Company, will pay to Actionview fees equal to 30% of revenues generated or certain minimum amounts agreed upon by both parties for the first six months, then 25% of revenues for the next six months (or three months for certain signs) and 20% thereafter after the minimum amounts specified are achieved. The term of the contract is for five years expiring on March 31, 2010. Revenue is defined as the gross turnover less the business tax, sales commissions and premises rental fees. Actionview is responsible for installation and maintenance of the signs.

(c) Significant Customer Contracts

On April 5, 2005, Chuangrun entered into an agreement with an advertising agency, Chi Shang Ling Yue Advertising Company Limited (the "Agency"), for supply advertisement on thirty scrolling advertising light boxes for a period of one year, commencing the later of May 1, 2005 or after the light boxes are installed. The Agency has to pay the Company a 10% contract fulfillment guarantee in the amount of RMB5,184,000 ($642,505). The remaining 90% balance, or RMB46,656,000 ($5,782,545), will be paid within one month after the signs are installed. Chuangrun has assigned the rights under this agreement with the Agency to the Company as part of the Company's previous acquisition of the rights to display advertising at the Guangzhou Baiyun International Airport. When the light boxes are ready and advertising contracts are signed between the Agency and its advertising customers, there will be a penalty equal to 0.005% of the contract amounts if Chuangrun cannot put up the advertisements in the light boxes according to the advertisement periods specified in the contracts entered into by the Agency with its customers.

On May 26, 2005, Chuangrun entered into an agreement with the Agency for the placement of advertisements on seventy light boxes throughout four different locations inside the Guangzhou New Baiyun Airport (the "Lightbox Contract"). Each box contains three poster advertisements. Chuangrun has assigned the rights under this agreement with the Agency to the Company as part of the Company's previous acquisition of the rights to display advertising at the Guangzhou New Baiyun Airport. The contract period is one year, commencing on September 1, 2005. The total completion price will be RMB107,520,000 ($13,326,029). The Agency will pay Chuangrun a 15% prepayment of RMB16,280,000 ($2,017,743) either when 30% of the lights boxes are up and ready for advertising placements or on August 15, 2005, which ever comes later. Within seven days of completing putting up all the posters, the remaining amount of RMB91,392,000 ($11,327,124) will be paid to Chuangrun.

Under the terms of both agreements, the Agency is responsible for providing the appropriate business licenses, permits, and other related forms to legally complete the installation. The Agency must also deliver design of each advertisement (poster) to Chuangrun five days before installation of that advertisement.

(d) Operating Contract

Chuangrun is the management entity for the advertising contracts in China, as defined in the amended and restated operating agreement dated as of October 10, 2005 and made retroactive to January 1, 2005. Under the terms of the amended and restated operating agreement, Chuangrun has assigned to the Company all revenues generated from the operations relating to the agreements between Chuangrun and the Guangzhou Baiyun International Airport. Further, the Company has agreed to pay from such revenues all of the operating expenses of Chaungrun incurred relating to the agreements with the Guangzhou Baiyun International Airport, including, but not limited to, trade accounts payable, real property lease obligations and taxes. In addition, Chuangrun has assigned to the Company all revenues generated from the operations relating to the agreement between Chuangrun and MTR. The Company has agreed to pay from such revenues assigned to the Company all of the operating expenses of Chaungrun incurred relating to the MTR agreement including, but not limited to, trade accounts payable, real property lease obligations, employee obligations and taxes.

The Company has agreed to pay management fees to Chuangrun of $1,500,000 for 2005, $2,000,000 for 2006 and $3,000,000 for each year thereafter, as consideration for Chuangrun's services. The management fees include all daily operating expenses but do not include project deposits and upfront fees.

Note 4 - Due from Common Control Affiliate

The breakdown of amounts due from Chuangrun can be summarized as follows:

Current:
    Cash at bank                                               $ 16
    Trade accounts receivable                               686,109
    Trade accounts payable                                  (35,571)
    Accrued commission                                     (213,421)
    Customer deposits                                      (642,505)
    Current account with the Agency                        (349,015)
    Current account with Chuangrun                          (51,100)
                                                       -------------
    Current liabilities due to Chuangrun                 $ (605,487)
                                                       -------------

Long-term:
    Security deposits (Note 3)                            $ 892,368
                                                       -------------
    Long term receivable from Chuangrun                   $ 892,368
                                                       -------------

Net amount due from Chuangrun                             $ 286,881
                                                       =============

The security deposits represent the RMB6,000,000 ($743,640) paid to New Guangzhou Baiyun International Airport authority and RMB1,200,000 ($148,728) paid to MTR authority (Note 3).

Note 5 - Property, Plant and Equipment

Property, plant and equipment at December 31, 2005 consist of the following:

Equipment                                             $ 50,836
Leasehold improvement                                   32,748
                                                    -----------
                                                        83,584
Less: depreciation                                      (8,287)
                                                    -----------
Net book value                                        $ 75,297
                                                    ===========

Note 6 - Convertible Notes

On November 1, 2005, the Company issued convertible promissory notes and warrants to purchase shares of the Company's common stock for total gross proceeds of $874,500. The convertible notes are due on April 1, 2007 and bear interest at prime rate plus four percent. The convertible notes are convertible into the common shares at a conversion price of $0.35 per share. However, after the occurrence of an event of default as defined in the promissory note, the conversion price shall be adjusted to 80% of the volume weighted average price of the Company's common shares for the five trading days prior to a conversion date and the annual interest rate shall be automatically increased to fifteen percent. The convertible notes were issued with Series "A" warrants and Series "B" warrants to purchase up to 2,498,572 shares of the common stock of the Company (Note 9).

Commencing on the seventh month of the notes and on the same day of each month thereafter, the Company must make a payment of one-twelfth (1/12) of the principal amount of each note, either in cash or by conversion of such amount into the Company's common shares. If, on the payment date, the market price for the Company's common shares are below $0.70 per share, the Company may make this payment either in cash at 110% of the amount of the payment or in the Company's common shares at a conversion rate equal to the lesser of $0.35 per share or 80% of the volume weighted average price of the Company's common shares for the five trading days prior to a conversion date, subject to certain limitations. However, if, on the payment date, the market price for the Company's common shares is equal to or greater than $0.70 per share, then the Company must make this payment in the Company's common shares at a conversion price of $0.35 per share.

In connection with the offer and sale of the notes and the warrants, the Company paid $52,470 in broker's commission, a four percent restricted stock commission on the sale of the convertible notes at a value of $34,999, a five percent cash commission to be paid on any cash proceeds received by the Company on the exercise of any Series "A" or "B" warrants, Series "A" warrants to purchase up to 49,971 shares of the common stock of the Company and Series "B" warrants to purchase up to 49,971 shares of the common stock of the Company. The Company also paid $17,490 in due diligence and $71,000 on legal, regulatory filing and professional fees for the transaction. These deferred financing costs have been capitalized and will be amortized over the life of the related instruments. During the year ended December 31, 2005, $20,701 was amortized to the statement of operations and $155,258 was outstanding as of December 31, 2005.

The Company has agreed to register the secondary offering and resale of the shares issuable upon conversion of the notes, the shares issuable upon exercise of the Series "A" warrants, and the shares issuable upon exercise of the Series "B" warrants within 45 days of the closing of the private placement of the notes and the warrants. The Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of the notes and the warrants. The Registration Statement was approved by Securities Exchange Commission on January 5, 2006.

As the gross revenue derived from the contract rights for the period ended December 31, 2005 could not meet one of the criteria considered as an event of default of the promissory notes, the annual interest rate on the promissory notes has increased to fifteen percent effective from January 1, 2006 and the promissory notes are repayable upon demand from the holders according to the terms of the promissory notes.

Bifurcation of the Conversion Feature of the Promissory Notes and Warrants

The host contract itself does not embody a claim to the residual interest in the Company and thus the economic characteristics and risks of the host contract should be considered that of a debt instrument and classified under liability section of the balance sheet.

The warrants are detached from the convertible debenture with no put option feature. There is no liquidated damage or cash penalty payable to the warrant holder if the Company cannot register the shares underlying the warrants. However, these warrants contain a provision under Item 2(b) of the Warrant Agreement that could result in the issuance of an indeterminable number of shares should registration of these shares not be achieved by the Company. As the registration of the shares underlying the warrants is out of the control of the Company,,the warrant contracts have been classified as a liability according to paragraph 21 of EITF 00-19, with changes in fair value reported in earnings.

The conversion option of the promissory note allows the holder to convert the debt into equity shares at any time within a specified period at a specified conversion price. The conversion option is equivalent to a call option granted by the Company to the note holders to purchase the shares of the Company at a specified price within a specified time. However, after the occurrence of an event of default as defined in the promissory note, the conversion price shall be adjusted to 80% of the volume weighted average price of the Company's common shares for the five trading days prior to a conversion date. Accordingly, the conversion option should be separated from the host contract as it is not clearly and closely related to the host contract and should be recognized and measured at fair value. Further, as there is no explicit limit on the number of shares to be delivered upon the occurrence of an event of default, the conversion feature of the promissory note should be classified as a liability and measured at fair value in accordance with paragraphs 9 and 21 of EITF 00-19, with changes in fair value reported in earnings. If the conversion feature of the promissory note is ultimately settled in shares, any gains or losses on the conversion should also be included in earnings.

The impact on the balance sheet and income statement of the bifurcation of the warrants and the conversion feature of the convertible promissory notes is summarized as follows:

                                           Assets           Liabilities
                                         ------------  -----------------------------------

                                          Discount on                         Conversion
                                         Issuance of                          Feature of
                                          Convertible   Convertible           Convertible
                                          Promissory    Promissory            Promissory
                                            Note          Notes     Warrants     Note
                                         ------------  -----------------------------------
Bifurcated amounts upon issuance
based upon relative fair values                  $ -     $ 216,301  $ 466,618   $ 191,581

Presentation of discount on issuance
of convertible promissory notes as
an asset                                     658,199       658,199          -           -
                                         ------------  -----------------------------------

Balance as at November 1, 2005               658,199       874,500    466,618     191,581

Amortization of discount on issuance
of convertible promissory notes
recognized in the statements of operations   (77,435)            -          -           -

Changes in fair value recognized in the
statements of operations                           -             -    390,892     408,076
                                         ------------  -----------------------------------

Balance as at December 31, 2005              580,764       874,500    857,510     599,657
                                         ============  ===================================

The relative fair value of the conversion feature of the promissory note of $774,557 and the warrants of $1,000,429 have been bifurcated from the debt host as of November 1, 2005 and as a result, the Company recorded a discount of $658,199 on issuance of the promissory note. The discount on issuance of the promissory note will be amortized as an expense over the life of the convertible promissory note. During the year ended December 31, 2005, $77,435 of the discount was recorded in the statement of operations, leaving $580,764 as at December 31, 2005.

The fair value of the conversion feature of the note is estimated at November 1, 2005 and December 31, 2005 using the Black-Scholes option pricing model with assumptions as follows:

Risk free interest rate                               3.58% to 3.94%
Expected life of the conversion feature in years      1.25 to 1.41 years
Expected volatility                                   155.8% to 170.1%
Dividend per share                                    $0.00

Note 7 - Related Party Transactions

Unless disclosed elsewhere in these financial statements, the Company entered into the following related party transactions:

      (a) The Company has an amount of $552,607 due to Archer Pacific Management Inc. ("Archer Pacific"), a company controlled by a director of the Company. The amounts due to Archer Pacific represent advances and payments made by the director on behalf of the Company. The outstanding amounts are non-interest bearing, unsecured and due on demand. An imputed interest of $16,917 was recorded as interest expense with an offset to additional paid-in capital.

      (b) The Company has an amount due to an ex-officer of $6,843 relating to expenses incurred on behalf of the Company. The outstanding amount is non-interest bearing, unsecured and due on demand.

      (c) In November 2004, the Company issued a convertible loan in the amount of $20,000 to an unrelated party, whom subsequently was elected an officer and director of the Company. The note was convertible into the Company's common stock at $0.25 per share (after adjustment for the 1 for 20 stock split). The loan was unsecured, bore interest at 5% per annum and was due on January 31, 2005. On January 18, 2005, the Company received notice by the holder to convert the loan into common stock. The Company issued 80,000 shares of its common stock in March 2005. There was no beneficial conversion price in connection with this agreement as the conversion price exceeded the fair value of the Company's common stock on the date of issuance, the date the conversion was available.

Note 8 - Common Stock

The authorized common stock of the Company has been increased to 1,500,000,000 shares of common stock with a par value of $0.00005 per share after the approval of the board of directors and shareholders of the Company on January 14, 2005. The Company also carried out a forward split of the shares of common stock of the Company on a 20 for 1 basis. All shares and per share amounts were retroactively adjusted for all periods presented to reflect the stock split.

Note 9 - Warrants

As of December 31, 2005, there were 1,299,258 Series "A" warrants and 1,299,258 Series "B" warrants outstanding (Note 6). Each Series "A" warrant entitles the holder to purchase one share of the common stock of the Company at an exercise price of $0.52 per share until November 1, 2009 while each Series "B" warrant entitles the holder to purchase one share of the common stock of the Company at an exercise price of $0.66 per share until November 1, 2009.

The fair value of the Series "A" warrants and the Series "B" warrants was $1,000,429 and $857,510 as of November 1, 2005 and December 31, 2005
respectively.

The fair values of the warrants are estimated at November 1, 2005 and December 31, 2005 using the Black-Scholes option pricing model with assumptions as follows:

Risk free interest rate                                 3.9% to 3.92%
Expected life of the conversion feature in years        3.8 to 4.0 years
Expected volatility                                     155.8% to 170.1%
Dividend per share                                      $0.00

Note 10 - Net loss from contract rights

The net loss from contract rights (Note 3) is as follows:

Sales                                                             $ 1,401,801
Cost of sales                                                        (142,550)
                                                              ----------------
Gross profit                                                        1,259,251
Less: Operating expenses
    Sales commission                                  210,270
    Related party management fees (Note 3)          1,500,000
    Rent                                              131,879
                                                  ------------
                                                                   (1,842,149)
                                                              ----------------
Net loss from contract rights                                      $ (582,898)
                                                              ================

Note 11 - Income Tax

The Company has signed substantial contracts with parties located in China. China currently has a number of laws related to various taxes imposed by both federal and regional government authorities. Applicable taxes include value tax, corporate income tax, payroll (social) taxes together with others. Laws related to these taxes have not been in force for a significant period, in contrast to more developed market economies; therefore, implementing regulations are often unclear and non-existent. Often, differing opinions regarding legal interpretation on contracts and other business arrangements exist both among and within government ministries and organizations; thus, creating uncertainties and areas of conflict.

The tax provision has been recorded by the Company taking into consideration the Company's estimate of both the US and China taxation consequences. The risk still remains that the relevant authorities could take differing positions with regard to interpretive issues and the effect could be significant. Any tax adjustments have the risk of the company incurring additional taxes, fines, penalties and interest charges as well as working through the complexities of the taxation consequences between tax jurisdictions.

The Company may be subject to income tax in China as a result of the business arising from the advertising services offered and the potential Chinese income taxes and other taxes arising from this possibility have been accrued. Chinese income taxes may be available as a foreign tax credit against the Company's U.S. income tax liability in future years to an amount not exceeding the U.S. tax liability arising on Chinese source income in that year.

The U.S. tax cost of the intangible that was created on the acquisition of the Guangzhou Baiyun Airport Scrolling Advertising Signs contract and the MTR Pillar Advertising contract received in exchange for 3,700,000 shares of the company and $200,000 has not been determined as of the date of this report. The Company has not capitalized any costs on the issuance of shares to acquire these contracts. As a full valuation allowance is being taken against the net deferred tax assets of the company there should not be any material impact on the financial statements when the U.S. tax cost is determined.

The Company accounts for income taxes under SFAS 109. Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The components of the income tax provision are as follows:

                                                             2005        2004

Current                                                 $ 185,038         $ -
Deferred                                                        -           -
                                                    -------------- -----------
                                                        $ 185,038         $ -
                                                    ============== ===========

The difference between income taxes at statutory rates and the amount presented in the financial statements for the years ended December 31, 2005 and 2004 is a result of the following approximated amounts:

                                         Amount                    Tax rates
                                -------------------------  --------------------
                                     2005         2004        2005      2004

Tax at U.S. statutory rate       $ (539,797)   $ (23,570)    -35.00%   -35.00%
China taxes                         185,038            -       9.65%     0.00%
Other                                     -       23,570       0.00%    35.00%
                                -------------------------  --------------------
                                   (354,759)           -     -25.35%     0.00%
Less: valuation allowance           539,797            -      35.00%     0.00%
                                -------------------------  --------------------
Income tax payable                $ 185,038          $ -       9.65%     0.00%
                                =========================  ====================

There is no deferred tax expense for the years ended December 31, 2005 and 2004, due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carry forward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes. The income tax effect of temporary differences comprising the deferred tax assets on the accompanying balance sheet is as follows:

                                                       2005           2004

Net operating loss carryforward                   $ 291,450       $ 28,560
Tax credits                                         185,038              -
Financing costs                                      43,532              -
Accrued sales commissions                            73,595              -
Others                                                2,042              -
                                              -------------- --------------
Total deferred tax assets                           595,657         28,560
Valuation allowance                                (595,657)       (28,560)
                                              -------------- --------------
                                                        $ -            $ -
                                              ============== ==============

The Company has available net operating loss carryforwards of approximately $832,000 for tax purposes to offset future taxable income which expire through 2025. Pursuant to the Tax Reform Act of 1986, annual utilization of the Company's net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% is deemed to occur within any three year period.

Note 12 - Subsequent Event and Commitments and Contingent Liabilities

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

Advertising Contract of Shenzhen Baoan International Airport and Operating Agreement

In February 2006, the Company has acquired an advertising contract for the Shenzhen Baoan International Airport from Guangzhou Titan Advertising Co. Ltd. ("SZ Airport Contract"). Guangzhou Titan Advertising Co. Ltd. ("Titan") is a third party to the SZ Airport Contract and therefore, consummated as an arm's length transaction. This contract provides for the installation of twelve large size outdoor scrolling five poster signs at the departures terminal and twenty four regular size outdoor scrolling ten poster signs at the arrivals terminal. The contract is for a term of ten years starting March 1, 2006. The Company has issued 10 million shares for the acquisition as well as paying for some upfront expenses. Under the terms of the SZ Airport Contract, Titan is required to pay SZ Airport RMB 100,000 ($12,394) per year for each large size location and RMB70,000 ($8,676) for each small size location and a one year management fee as security deposit RMB 2,880,000 ($356,947). The assignment occurred through an operating agreement entered into between the Company and Titan.

The Company has also entered into an operating agreement with Titan and Chuangrun. Under the terms of the operating agreement, Titan has assigned and transferred to the Company all revenues generated from the operations of the SZ Airport Contract. Further, the Company has agreed to pay from such revenues assigned to the Company all of the operating expenses of Chuangrun incurred relating to SZ Airport Contract, including, but not limited to, trade accounts payable, real property lease obligations, employee obligations, and taxes.

Under the terms of the operating agreement, Titan and the Company have appointed Chuangrun as the exclusive agent for the SZ Airport Contract. The Company agreed to pay management fees to Chuangrun of $100,000 per quarter, beginning on the second quarter of 2006 as compensation for Chuangrun acting as agent. The management fees include all daily operating expenses but do not include project deposits and upfront fees.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

      On May 5, 2005, we dismissed Moore Stephens Ellis Foster Ltd. as our independent accountants, and we engaged Ernst & Young, LLP as our independent accountants.

      The reports of Moore Stephens Ellis Foster Ltd. on our financial statements for the fiscal years ended December 31, 2004 and 2003 did not contain an adverse opinion or a disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles, except that the accountant's reports of Moore Stephens Ellis Foster Ltd. on our financial statements for the fiscal years ended December 31, 2004 and 2003 stated that we had suffered losses from operations and required additional capital and that these factors raised substantial doubt about our ability to continue as a going concern.

      The decision to change accountants from Moore Stephens Ellis Foster Ltd. to Ernst & Young, LLP was approved by our board of directors.

      During our fiscal years ended July 31, 2004 and 2003 and the subsequent interim period through May 5, 2005, the date of the dismissal of Moore Stephens Ellis Foster Ltd., we did not have any disagreement with Moore Stephens Ellis Foster Ltd .on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

      During that time, there were no "reportable events" as set forth in Item 304(a)(1)(i-v) of Regulation S-B adopted by the Securities and Exchange Commission, except that the accountant's reports of Moore Stephens Ellis Foster Ltd. on our financial statements for the fiscal years ended July 31, 2002 and 2003 stated that we had suffered losses from operations and required additional capital and that these factors raised substantial doubt about our ability to continue as a going concern.

      We engaged Ernst & Young, LLP on May 5, 2005. We had not consulted Ernst & Young, LLP regarding any of the matters specified in Item 304(a)(2) of Regulation S-B.

      We provided Ernst & Young, LLP with a copy of this disclosure prior to its filing with the Commission. Ernst & Young, LLP provided us with a letter stating that they had reviewed the our statements included under Item 4.01 of our Current Report and that they agreed with the statements contained therein, except that they are not in a position to agree or disagree with our statement that the change was approved by the Board of Directors.. A copy of this letter was filed with our filing with the Commission.

Item 8A. Controls and Procedures.

      We carried out an evaluation, under the supervision and with the participation of our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-14(c) as of the end of the period covered by this Annual Report on Form 10-KSB. Based on that evaluation, they concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to them to allow timely decisions regarding required disclosure.

      There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

      In the first three quarters of 2005, the Company accounts for the revenue and expenses attributed to the contract rights assigned by Chuangrun on a gross basis. However, after a review by the Securities Exchange Commission on the financial statements for the quarter ended September 30, 2005, we conclude that it is more appropriate to disclose the revenue and expenses attributed to the contract rights assigned by Chuangrun on a net basis as we rely on Chuangrun to operate the business as our agent in China under the existing contract arrangements. The account regrouping does not affect the bottom line of the financial statements.

Item 8B.  Other Information.

        None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters And Control Persons; Compliance With Section 16(A) Of The Exchange Act

      Our executive officers and directors, the positions held by them, and their ages are as follows:

        Name               Age     Position

        Hanxiong Cai       37      Chief Executive Officer, Chairman, Director
        Ernest Cheung      55      President, Chief Operating Officer,
                                   Secretary, Treasurer, Director
        Danny C. Hon       44      Chief Financial Officer, Director
        Cai Han Li         32      Director
        Zhao Ai Ling       31      Director

      Mr. Hanxiong Cai, B.A., has been our Chairman, member of our board of directors and member of our Funding Allocation Committee since January 2005. Mr. Cai has devoted approximately 70% of his professional time to our business and intends to devote more time in the future. Mr. Cai graduated in 1989 with a BA (Foreign Trade) from Guangzhou University in China. Since 1999 Mr. Cai has been a sole proprietor of the Chuangrun Group of Companies in China. Chuangrun is a media and advertising company in Southern China. From 1990 to 1998 Mr. Cai was sales manager of Zhong Shan Import and Export Company, a Guangdong provincial government corporation in China.

      Mr. Ernest Cheung B., Math, MBA, has been our Secretary, Treasurer, member of our board of directors and member of our Funding Allocation Committee since the inception of our business and assumed the role of President in January 2006. Mr. Cheung has devoted approximately 70% of his professional time to our business and intends to devote more time in the future. Mr. Cheung received a Bachelors Degree in Math in 1973 from the University of Waterloo, Ontario. He received a MBA from Queen's University, Ontario, in 1975. Since May of 1995 Mr. Cheung has been President of Richco Investors, Inc., a company which provides capital market services. From 1991 to 1993 he was Vice-President of Midland Walwyn Capital, Inc. of Toronto, Canada, later known as Merrill Lynch Canada.

      Mr. Danny C. Hon was appointed as a Director and our Chief Financial Officer on January 26, 2006. Mr. Hon will devote approximately 30% of his time to the position of Chief Financial Officer. Mr. Hon is a Certified General Accountant who has over 20 years of experience in accounting and finance experience. Mr. Hon has been an Associate member of The Certified General Accountants Association of Canada since 1994 as well as a Certified Financial Planner since 1998. Mr. Hon has been a Fellow member of The Association of Chartered Certified Accountants of United Kingdom since 1992 and The Hong Kong Institute of Certified Public Accountants since 1999. Mr. Hon received his Master of Science in Administration from Central Michigan University of USA in 2000. Mr. Hon has been a partner of Hon & Wong, Certified General Accountants since 1996. Mr. Hon also serves as Chief Financial Officer for Maxy Gold Corp. (MXD.V) and Silvercorp Metals, Inc. (SVM.TO), both on a part time basis.

      Mr. Cai Han Li, B.A., has served on our board of directors since June 2005. Mr. Li received a college diploma and studied business management in Guangzhou Electronics and Television University. He started his career at Guangzhou Sunshine Development Ltd. And later transferred to Shantou Guo Guang Limited. He is currently Director of Administrations of Guangzhou Chuangrun Advertising Ltd., the company's exclusive agent for operation of the advertising assets.

      Ms Zhoa Ai Ling, B.A., has served on our board of directors since June 2005. Ms Ling attended South China University of Technology from 1994 to 1997. She worked for Guangzhou Zhi Li Trading Limited from 1994 to 2002. She is currently chief accountant of Guangzhou Chuangrun Advertising Ltd.

Audit Committee

      We do not have a separately designated audit committee at this time. The entire board of directors is acting as our audit committee as specified in
Section 3(a)(58)(B) of the Securities Exchange Act of 1934, as amended. Our board has determined that we have two financial experts serving on our audit committee. Those persons are Mr. Ernest Cheung and Mr. Danny Hon.

Code of Ethics

      Effective October 1, 2005, our board of directors adopted the China Media1 Corp. Code of Business Conduct and Ethics, or the Code of Ethics. The board of directors believes that our Code of Business Conduct and Ethics provides standards that are reasonably designed to deter wrongdoing and to promote the following: (1) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (2) full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submits to, the Securities and Exchange Commission; (3) compliance with applicable governmental laws, rules and regulations; the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons; and (4) accountability for adherence to the Code of Business Conduct and Ethics. Our Code of Business Conduct and Ethics is attached as an exhibit to this annual report, and we will provide a copy of our Code of Business Conduct and Ethics by mail to any person without charge upon written request to us at 142-757 West Pender Street, Suite 328, Vancouver B.C. Canada V6C 1A1.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock. Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all
Section 16(a) reports they file. To our knowledge, based solely on review of the copies of such reports furnished to us for the period ended December 31, 2005, no Section 16(a) reports required to be filed by our executive officers, directors and greater-than-10% stockholders were filed on a timely basis.

Item 10. Executive Compensation

      The following table sets forth the cash compensation paid to the Chief Executive Officer and to all other executive officers for services rendered during the fiscal years ended December 31, 2005 and 2004.

                                       Annual Compensation                Long-Term Compensation
                                                                                     Common Shares
                                                                                      Underlying       All
                                                                        Restricted      Options       Other
                                                          Other Annual     Stock        Granted      Compen
    Name and Position       Year     Salary       Bonus   Compensation  Awards ($)    (# Shares)     -sation
Hanxiong    Cai,    Chief    2005          -0-        -0-         -0-         -0-           -0-            -0
Executive        Officer,
President        (through
2005),    Chairman    and
Director (1)
                             2004          -0-        -0-         -0-         -0-           -0-           -0-

Ernest Cheung,  President    2005          -0-        -0-         -0-         -0-           -0-           -0-
(since    January   2006,
Chief  Financial  Officer
(from    September   2005
through  December  2005),
Secretary,  Treasurer and
Director
                             2004          -0-        -0-         -0-         -0-           -0-           -0-

Michael  McKennon,  Chief    2005          -0-        -0-         -0-         -0-           -0-           -0-
Financial   Officer   and
Director           (until
September 2005) (2)
                             2004          -0-        -0-         -0-         -0-           -0-           -0-

Angela   Du,    President    2005          -0-        -0-         -0-         -0-           -0-            -0
(until June 15, 2005
                             2004          -0-        -0-         -0-         -0-           -0-           -0-

      (1) Hanxiong Cai also owns Chuangrun which acts as the agent on our contract rights and Chuangrun received $1,500,000 from us in 2005.

      (2) Mr. McKennon did not receive a salary in 2005. However, the parties agree that Mr. McKennon is entitled to receive deferred compensation for his services in 2005 but this matter is not yet resolved.

Option Grants and Exercises

      There were no option grants or exercises by any of the executive officers named in the Summary Compensation Table above.

Employment Agreements

      There are currently no outstanding employee agreements.

Compensation of Directors

      All directors receive reimbursement for reasonable out-of-pocket expenses in attending board of directors meetings and for promoting our business. From time to time we may engage certain members of the board of directors to perform services on our behalf. In such cases, we compensate the members for their services at rates no more favorable than could be obtained from unaffiliated parties.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

      The following table sets forth certain information regarding the beneficial ownership of our common stock as of May 8, 2006 by the following persons:

o each person who is known to be the beneficial owner of more than five percent (5%) of our issued and outstanding shares of common stock;

o     each of our directors and executive officers; and

o     all of our directors and executive officers as a group.

      The following table assumes that there are 44,084,909 common shares issued and outstanding. Except as set forth in the footnotes to the table, the persons names in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable. A person is considered the beneficial owner of any securities as of a given date that can be acquired within 60 days of such date through the exercise of any option, warrant or right. Shares of common stock subject to options, warrants or rights which are currently exercisable or exercisable within 60 days are considered outstanding for computing the ownership percentage of the person holding such options, warrants or rights, but are not considered outstanding for computing the ownership percentage of any other person.

                                       Number Of Shares
       Name And Address (1)           Beneficially Owned    Percentage Owned
       --------------------           ------------------    ----------------
Hanxiong Cai                                 20,338,235           46.1%
Ernest Cheung                                         0            *
142-757 West Pender St #328
Vancouver, BC Canada
Cai Han Li                                    1,500,000            3.4
Zhao Ai Ling                                  1,500,000            3.4
Danny Hon                                             0            *
142-757 West Pender St #328
Vancouver, BC Canada

All  directors  and  officers as a           23,338,235          52.9%
group (5 persons)

----------------------------------------------
* Less than 1% of the outstanding shares of common stock.

(1) Unless otherwise noted, the address for each person is 168 Jiang Nan Da Dao Zhong, CNOOC Building 12/F, Guangzhou, China.

Item 12. Certain Relationships and Related Transactions.

Operating Contract

      Chuangrun is the management company for the advertising contracts in China, as defined in the amended and restated operating agreement dated as of October 10, 2005 and made retroactively effective to January 1, 2005. Chuangrun is controlled by our Chairman. Under the terms of the amended and restated operating agreement, Chuangrun has assigned to us all revenues generated from the operations relating to the agreements between Chuangrun and the Airport for 100 indoor advertising signage locations and 50 Outdoor advertising signage locations. Further, the Company has agreed to pay from such revenues assigned to us all of the operating expenses of Chuangrun incurred relating to the agreements with the Airport for 100 Indoor advertising signage locations and 50 Outdoor advertising signage locations, including, but not limited to, trade accounts payable, real property lease obligations, employee lease obligations, and taxes. In addition, Chuangrun has assigned to us all revenues generated from the operations relating to the agreement between Chuangrun and the Subway for 12 station pillar wrap advertising locations. We have agreed to pay from such revenues assigned to us all of the operating expenses of Chuangrun incurred relating to the Subway pillar wrap agreement, including, but not limited to, trade accounts payable, real property lease obligations, employee lease obligations, and taxes.

      Under the terms of the amended and restated operating agreement, Chuangrun was appointed as our exclusive agent for all of Chuangrun projects and the Guangzhou MTR project. Chuangrun agreed to form a joint venture in Guangzhou to facilitate management of the projects after the Company has received funding. We agreed to pay management fees to Chuangrun of U.S. $1,500,000 for 2005, U.S. $2,000,000 for 2006, and U.S. $3,000,000 for each year thereafter, as compensation for Chuangrun acting as agent. The management fees include all daily operating expenses, but do not include project deposits and upfront fees. The contract is cancelable by mutual consent.

SZ Operating Contract

      On February 28, 2006 China Media1 Corp. entered into an operating agreement with Titan and Guangzhou Chuangrun Advertising Co. Ltd., ("GZ Chuangrun"). GZ Chuangrun is owned by China Media1's Chief Executive Officer, Mr. Cai Hanxiong.

      Under the terms of the operating agreement, Titan has assigned and transferred to China Medial all revenues generated from the operations relating to the agreement between Titan and the Shenzhen Baoan International Airport for 12 large size advertising signage locations and 24 regular size advertising signage locations (the "SZ Airport Contract"). Further, China Media1 has agreed to pay from such revenues assigned to China Media1 all of the operating expenses of GZ Chuangrun incurred relating to SZ Airport Contract, including, but not limited to, trade accounts payable, real property lease obligations, employee obligations, and taxes.

      Under the terms of the operating agreement, Titan and China Media1 appointed GZ Chuangrun as exclusive agent for the SZ Airport Contract. China Media1 agreed to pay management fees to GZ Chuangrun of U.S. $100,000 per quarter, beginning on quarter 2, 2006 as compensation for GZ Chuangrun acting as agent. The management fees include all daily operating expenses, but do not include project deposits and upfront fees.

Other Relationships

      Archer Pacific Management Inc. is a company controlled by Ernest Cheung, our President, Chief Operating Officer and director. Mr. Cheung, has advanced $200,000 to Chuangrun in January 2005 to close the acquisition of the advertising contracts. Since our inception, Archer Pacific Management Inc., advanced demand loans to us with an outstanding sum of $552,607 as of December 31, 2005, which were used for organizational and start-up costs and operating capital to-date. The loans do not bear interest and have not been paid as of the date hereof. The outstanding amounts are non-interest bearing, unsecured and due on demand.

      In November 2004, we issued a convertible loan in the amount of $20,000 to an unrelated party who subsequently was elected as our officer and director. The note was convertible into our common stock at $0.25 per share, after adjustment for the 20 for 1 stock split. The loan was unsecured, bore interest at 5% per annum, and was due on January 31, 2005. On January 18, 2005, the Company received notice by the holder to convert the loan into common stock. We issued 80,000 shares of its common stock in March 2005.

      From January 1, 2005 through November 30, 2005, we leased office space from McKennon Wilson & Morgan LLP, an affiliate of our former Chief Financial Officer, on a month to month basis at a rate of $1,000 per month.

      Related party transactions are in the normal course of operations, occurring on terms and conditions that are similar to those of transactions with unrelated parties and, therefore, are measured at the exchange amount.

Item 13. Exhibits.

Exhibit No.      Description
-----------      -----------

3.1   Articles of Incorporation (1)

3.2   Bylaws (Amended) (2)

4.1   Specimen Stock Certificate (1)

10.1 Agreement dated May 18, 2005 between Westcap Securities, Inc. and China Media1 Corporation. (3)

10.2 Amended and Restated Operating Agreement dated October 10, 2005 between Chuangrun Media Company Limited, Guangzhou Chuangrun Advertising Co. Ltd. and China Media 1. Corp.(4)

10.3 Guangzhou New Baiyun Airport Bus Waiting Area Electronic Light Box Advertising Contract dated as of April 5, 2005 between Guangzhou Chuangrun Advertising Company Limited and Chi Shang Ling Yue Advertising Company Limited. (5)

10.4 Guangzhou New Baiyun Airport Electronic Light Box Advertising Contract dated as of May 26, 2005 between Guangzhou Chuangrun Advertising Company Limited and Chi Shang Ling Yue Advertising Company Limited. (5)

10.5 Agreement by and Between Chuangrun Media Limited and Actionview Far East Limited. (5)

10.6 Subscription Agreement dated November 1, 2005 by and among China Media1 Corp. and the subscribers set forth therein (4)

10.7  Form of Convertible Promissory Note dated November 1, 2005 (4)

10.8  Form of Series A Warrant (4)

10.9  Form of Series B Warrant (4)

10.10 Agreement dated March 11, 2005 between The Guangzhou Baiyan International Airport Company Limited and The Guangzhou Chuangrun Media Company Limited.
      (7)

10.11 Agreement dated November 28, 2004 between The Guangzhou Baiyan International Airport Company Limited and The Guangzhou Chuangrun Media Company Limited. (7)

10.12 Agreement dated November 28, 2004 between The Guangzhou MRT (Mass Transit Railway) Company of Guangdong, the People's Republic of China and The Guangzhou Chuangrun Media Company Limited. (7)

14.   Code of Business Conduct and Ethics.

16.1  Letter from Moore Stephens Ellis Foster, Ltd. (6)

31.1  Certification of Hanxiong Cai pursuant to Rule 13a-14(a).

31.2  Certification of Danny C. Hon pursuant to Rule 13a-14(a).

32.1 Certification of Hanxion Cai pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Danny C. Hon pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

------------

(1) Filed as an Exhibit to the Company's Registration Statement on Form SB-2, dated October 29, 2002 and filed in form 8-K on February 3, 2005 for the change of company name and authorized capital, and incorporated herein by this reference.

(2) Filed as an Exhibit to the Company's Form 10-QSB for the Quarterly period ended March 31, 2003.

(3) Filed as an Exhibit to the Company's Form 10-QSB for the Quarterly period ended March 31, 2005.

(4) Filed as an Exhibit to the Company's Current Report on Form 8-K dated November 1, 2005.

(5) Filed as an Exhibit to the Company's Current Report on Form 8-K dated June 17, 2005.

(6) Filed as an Exhibit to the Company's Current Report on Form 8-K dated May 5, 2005.

(7) Filed as an Exhibit to the Company's Registration Statement on Form SB-2 (file no. 333-130392) on December 16, 2005

Item 14. Principal Accountant Fees and Services.

Appointment of Auditors

      Our Board of Directors selected Ernst & Young, LLP, independent accountants, as our auditors for the year ended December 31, 2005.

Audit Fees

      Ernst & Young, LLP billed us $62,500 in fees for our annual audit for the year ended December 31, 2005, and $28,393 in fees for the review of our quarterly financial statements for that year.

      Moore Stephens Ellis Foster, Ltd. billed us $7,880 in fees for our annual audit for the year ended December 31, 2004 and $nil for the review of our quarterly financial statements for the year ended December 31, 2004.

Audit-Related Fees

      Ernst & Young, LLP billed us $5,357 for assurance and related services in 2005 and are not reported under Audit Fees above. We did not pay any fees to Ernst & Young, LLP for assurance and related services that are not reported under Audit Fees above in 2004.

      We did not pay any fees to Moore Stephens Ellis Foster, Ltd. for assurance and related services that are not reported under Audit Fees above in 2004.

Tax and All Other Fees

      We did not pay any fees to Ernst & Young, LLP for tax compliance, tax advice, tax planning or other work during our fiscal year ending December 31, 2005.

      We did not pay any fees to Moore Stephens Ellis Foster, Ltd. for tax compliance, tax advice, tax planning or other work during our fiscal year ending December 31, 2004.

Pre-Approval Policies and Procedures

      We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, our board of directors pre-approves all services to be provided by Ernst & Young, LLP and the estimated fees related to these services.

      With respect to the audit of our financial statements as of December 31, 2005 and for the year then ended and review of our quarterly financial statements for the year ended December 31, 2005, none of the hours expended on Ernst & Young, LLP's engagement to audit those financial statements were attributed to work by persons other than Ernst & Young, LLP's full-time, permanent employees.

      With respect to the audit of our financial statements as of December 31, 2004 and for the year then ended and review of our quarterly financial statements for the year ended December 31, 2004, none of the hours expended on Moore Stephens Ellis Foster, Ltd.'s engagement to review those financial statements were attributed to work by persons other than Moore Stephens Ellis Foster, Ltd.'s full-time, permanent employees.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CHINA MEDIA1 CORP.


                                          By:/s/ Hanxiong Cai
                                             ----------------
                                                 Hanxiong Cai
                                                 Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signatures           Title                                              Date
-------------------------------------------------------------------------------

/s/ Hanxiong Cai     Chief Executive Officer, Director              May 30, 2006
---------------------(Principal Executive Officer)
Hanxiong Cai

/s/ Ernest Cheung    President, Chief Operating Officer,            May 30, 2006
---------------------Secretary, Treasurer, Director
Ernest Cheung

/s/ Danny C. Hon     Chief Financial Officer, Director              May 30, 2006
---------------------(Principal Financial and Accounting Officer)
Danny C. Hon

/s/ Cai Han Li       Director                                       May 30, 2006
---------------------
Cai Han Li

/s/ Zhao Ai Ling     Director                                       May 30, 2006
---------------------
Zhao Ai Ling