Form 10QSB
period 2006-03-31
CHINA MEDIA1 CORP.
filed 2006-06-21
CIK 1202081

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549

                                   FORM 10-QSB

(Mark one)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Quarterly period ended March 31, 2006

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from _________ to _________

                        Commission file number 000-50193


                               CHINA MEDIA1 CORP.
        (Exact name of small business issuer as specified in its charter)


                      Nevada                            46-0498798
           (State or other jurisdiction               (IRS Employer
         of incorporation or organization)          Identification No.)


      142-757 West Hastings St., Suite 328, Vancouver, B.C. Canada V6C 1A1
                    (Address of principal executive offices)


                                 (778) 881-0939
                           (Issuer's Telephone Number)

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

Common shares outstanding as of June 12, 2006: 44,084,909

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

================================================================================

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The following is the interim unaudited financial statements included in this Quarterly Report on Form 10-QSB:

Balance sheet as of March 31, 2006 (unaudited)                                 3

Statements of operations for the three months ended
March 31, 2006 and 2005 (unaudited)                                            4

Statements of cash flows for the three months ended
March 31, 2006 and 2005 (unaudited)                                            5

Notes to the financial statements (unaudited)                                  6

                               CHINA MEDIA1 CORP.
                       (formerly Eagle River Mining Corp.)
                                  BALANCE SHEET
                                 March 31, 2006
                      (Going Concern Uncertainty - Note 1)
                           (Expressed in U.S. Dollars)
                                   (Unaudited)

                                                                                         2006
==================================================================================================
ASSETS

Current assets
  Cash and cash equivalents                                                          $     2,050
  Prepaid expenses                                                                         8,859
--------------------------------------------------------------------------------------------------
Total current assets                                                                      10,909

Property, plant and equipment, net of accumulated depreciation of $14,453 (Note 5)       130,661
Due from common control affiliate (Note 4)                                             1,257,480
--------------------------------------------------------------------------------------------------
                                                                                       1,388,141
--------------------------------------------------------------------------------------------------
Total assets                                                                         $ 1,399,050
==================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                                                   $    73,902
  Interest payable on convertible promissory note (Note 6)                                23,906
  Due to common control affiliate (Note 4)                                             1,266,411
  Due to related parties (Note 7)                                                        794,809
  Income tax payable (Note 11)                                                           185,038
  Fair value of convertible promissory notes (Note 6)                                    846,500
  Fair value of conversion feature of notes (Note 6)                                     338,600
  Fair value of warrants (Note 6)                                                        636,636
--------------------------------------------------------------------------------------------------
                                                                                       4,165,802
--------------------------------------------------------------------------------------------------

Commitments and contingencies (Note 3 and 10)                                                 --

Stockholders' deficiency:
  Common Stock, 1,500,000,000 shares authorized, par value of $0.00005 per share,
    44,084,909 shares issued and outstanding                                               2,204
  Additional paid-in capital                                                           4,296,027
  Accumulated deficit                                                                 (7,064,983)
--------------------------------------------------------------------------------------------------
Total stockholders' deficiency                                                        (2,766,752)
--------------------------------------------------------------------------------------------------

Total liabilities and stockholders' deficiency                                       $ 1,399,050
==================================================================================================

    The accompaning notes are an integral part of these financial statements

                               CHINA MEDIA1 CORP.
                       (formerly Eagle River Mining Corp.)
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
           For the three-month periods ended March 31, 2006 and 2005
                           (Expressed in U.S. Dollars)
                                   (Unaudited)

                                                                                    2006            2005
==========================================================================================================
Operating expenses:
    Depreciation                                                                     6,166           1,918
    General and administrative                                                      90,463         112,547
    Interest expense (Note 7)                                                       41,912              --
----------------------------------------------------------------------------------------------------------
    Total operating expenses                                                       138,541         114,465
----------------------------------------------------------------------------------------------------------

Operating Loss                                                                    (138,541)       (114,465)

Other income and expenses
    Discount on issuance of convertible promissory notes (Note 6)                 (580,764)             --
    Gain on conversion feature on convertible promissory notes to shares            13,066              --
    Change in fair value of conversion feature of promissory notes (Note 6)        241,857              --
    Change in fair value of warrants (Note 6 and 8)                                220,874              --
    Deferred financing costs (Note 6)                                             (155,258)             --
    Net loss from contract rights (Note 9)                                        (366,043)       (131,199)
    Write off of investment on contract right (Note 3a)                         (4,200,000)             --
----------------------------------------------------------------------------------------------------------
                                                                                (4,826,268)       (131,199)
----------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------
Net loss and comprehensive loss                                               $ (4,964,809)   $   (245,664)
==========================================================================================================

Net loss per share- basic and diluted                                         $      (0.14)   $      (0.01)
                                                                              ============================

Weighted average number of common shares outstanding:
  - basic and diluted                                                           35,290,143      32,588,444
                                                                              ============================

    The accompaning notes are an integral part of these financial statements

                               CHINA MEDIA1 CORP.
                       (formerly Eagle River Mining Corp.)
                            STATEMENTS OF CASH FLOWS
           For the three-month periods ended March 31, 2006 and 2005
                           (Expressed in U.S. Dollars)
                                   (Unaudited)

                                                                                     2006           2005
===========================================================================================================
Cash flows from operating activities
  Net loss                                                                       $(4,964,809)   $  (245,664)
  Adjustments to reconcile net loss to net cash used in operating activities
    Change in fair value of conversion feature of convertible promissory notes      (241,857)            --
    Change in fair value of warrants                                                (220,874)            --
    Deferred financing costs                                                         155,258             --
    Depreciation                                                                       6,166          1,918
    Discount on issuance of convertible promissory notes                             580,764             --
    Gain on conversion feature on conversion of convertible notes to shares          (13,066)            --
    Imputed interest expense                                                           9,932             --
    Written-off investment on contract right                                       4,200,000             --
  Changes in operating assets and liabilities
    Decrease in prepaid expenses                                                      15,411             --
    Increase (decrease) in accounts payable                                           (9,807)        17,849
    Increase in debenture interest payable                                             8,317             --
-----------------------------------------------------------------------------------------------------------
  Net cash used in operating activities                                             (474,565)      (225,897)
-----------------------------------------------------------------------------------------------------------

Cash flows from investing activities
  Purchase of property, plant and equipment                                          (61,530)       (38,361)
  Cash paid to acquire contracts                                                          --       (200,000)
  Due from common control affiliate                                                  295,812        252,723
-----------------------------------------------------------------------------------------------------------
  Net cash flows used in investing activities                                        234,282         14,362
-----------------------------------------------------------------------------------------------------------

Cash flows from financing activities
  Advances from related parties                                                      235,359        209,864
-----------------------------------------------------------------------------------------------------------
  Net cash flows provided by financing activities                                    235,359        209,864
-----------------------------------------------------------------------------------------------------------

Decrease in cash                                                                      (4,924)        (1,671)

Cash and cash equivalents - beginning of period                                        6,974          3,267

-----------------------------------------------------------------------------------------------------------
Cash and cash equivalents - end of period                                        $     2,050    $     1,596
===========================================================================================================

Supplemental Information:
-------------------------
Cash paid for:
    Interest expense paid in cash                                                $    23,658    $        --
    Income taxes paid in cash                                                             --             --
===========================================================================================================

Non-cash investing and financing activity:
    Issuance of common stock upon conversion of convertible promissory notes     $    34,687    $    20,000
    Issuance of common stock for advertising contract                              4,200,000             --
===========================================================================================================

    The accompaning notes are an integral part of these financial statements

                               CHINA MEDIA1 CORP.
                       (formerly Eagle River Mining Corp.)

                          Notes to Financial Statements
                                 March 31, 2006
                           (Expressed in U.S. Dollars)
                                   (Unaudited)


Note 1 - Organization and Business and Going Concern Uncertainty

Organization and Business

China Media1 Corp. (formerly Eagle River Mining Corp.) (the "Company") was formed on August 6, 2002 under the laws of the State of Nevada and changed its name to China Media1 Corp. on January 14, 2005. The Company, a development-stage company until the first quarter of 2005, was initially engaged in the acquisition and exploration of mineral properties. On December 26, 2004, the Company signed an agreement to acquire two advertising contracts from Chuangrun Media Limited and Guangzhou Chuangrun Advertising Company Limited (collectively "Chuangrun"). The acquisition of the contracts is regarded as a recapitalization of the Company and resulted in a change in control of the Company and was recorded at book value resulting in a reduction in additional paid-in capital of $132,692 and a reduction of accumulated deficit of $67,493. As a result of the transaction, the Company and Chuangrun are controlled by one and the same individual.

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

Going Concern Uncertainty

These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business for the foreseeable future. During the three month period ended March 31, 2006, the Company has incurred recurring operating losses of $4,964,809 and has a working capital deficiency of $4,154,893 and a shareholders deficiency of $2,766,752 as at March 31, 2006. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are to raise equity financing as required. As discussed in note 6, the Company is in default on its promissory notes and requires additional funds to maintain operations. These financial statements do not include any adjustments to the carrying value and classification of assets and liabilities that would be necessary should the Company be unable to continue operations as a going concern.

Note 2 - Basis of Presentation

The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America. However, certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles in the United States of America have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results for the entire year. These condensed financial statements and accompanying notes should be read in conjunction with the Company's annual financial statements and the notes thereto for the fiscal year ended December 31, 2005 included in its Annual Report on Form 10-KSB.

Certain of the comparative figures have been reclassified to conform to the current period's presentation.

Note 3 - Contract Rights

(a) Advertising Contracts

December 26, 2004 Contracts

On December 26, 2004, the Company signed an agreement to acquire the following two contracts from Chuangrun:

      (i) Guangzhou Baiyun Airport Scrolling Advertising Signs - the contract provides for the installation and operation of one hundred large size scrolling advertising light boxes in the Guangzhou Baiyun International Airport terminal departure hall. In connection therewith, the Company is required to pay RMB9,000,000 ($1,122,750) as a deposit seven days after the contract commences. Management fees of RMB36,000,000 ($4,491,000) per annum are payable to the airport authority on a quarterly basis with equal amounts for the first two years. Management fees of RMB37,080,000 ($4,625,730) per annum are payable on a quarterly basis with equal amounts for the third to fifth years. Management fees will then be increased to RMB40,788,000 ($5,088,303) per annum thereafter and are payable on a quarterly basis in equal amounts. The term of the contract is for a period of ten years with an option to renew for an additional ten year period. To date, due to the delay in scheduling by the airport authority, the installation of the scrolling signs and payment of the deposit of RMB9,000,000 ($1,122,750) still has not been requested.

            Subsequent to this contract, Chuangrun entered into an additional contract for installation of fifty exterior scrolling advertising light boxes at the Guangzhou Baiyun International Airport and the contract was also assigned to the Company. In connection therewith, the Company is required to pay a deposit of RMB6,000,000 ($748,500)
            (paid) (Note 4) and management fees of RMB6,000,000 ($748,500), RMB9,000,000 ($1,122,750) and RMB12,000,000 ($1,497,000) per annum payable on a half-yearly basis for the first three years, forth to sixth years and thereafter, respectively. The term of the contract is for a period of ten years with an option to renew for an additional ten years.

      (ii) Guangzhou Mass Transit Railway ("MTR") Pillar Advertising Contract - the contract provides for wrapped pillar advertising for twelve stations along the MTR system in China. In connection therewith, the Company is required to pay a deposit of RMB1,200,000 ($149,700)
            (paid) (Note 4) and a monthly management fee of RMB100,000 ($12,475). The term of the contract is for a period of five years expiring on October 31, 2009.

January 16, 2006 Contracts

On January 16, 2006, Guangzhou Titan Media Company Ltd. ("Titan") entered into the Shenzhen Baoan International Airport Advertising Contract with Shenzhen Airport Advertising Company Limited ("SZ Airport") for twelve large size advertising signage locations and twenty-four regular size advertising signage locations (the "SZ Airport Contract"). Under the terms of the SZ Airport Contract, Titan is required to pay SZ Airport a fee of RMB100,000 ($12,475) per year for each large size location and RMB70,000 ($8,733) for each small size location and a one year management fee of RMB 2,880,000 ($359,280) as a security deposit. The management fee relates to rent for usage of space at the airport terminal. The contract is for a term of ten years.

Titan assigned the benefits and risks of the SZ Airport Contract to the Company for consideration of 10,000,000 shares of the Company's common stock. The assignment was effectuated through an operating agreement entered into between the Company, Titan and Chuangrun on February 28, 2006. Under the terms of the operating agreement, Titan and the Company has appointed Chuangrun as the exclusive agent for the SZ Airport Contract. The Company has agreed to pay management fees of US$100,000 per quarter to Chuangrun beginning in the second quarter of 2006 as compensation for Chuangrun acting as agent. The management fees include all daily operating expenses, but do not include project deposits and upfront fees.

The Company determined the value of the transaction based on the market price of the securities under the guidance of Statements of Financial Accounting Standards No. 141, "Business Combinations". The fair value of the 10,000,000 shares issued is calculated using the closing market price ($0.42) of the Company's shares on February 28, 2006 (contract signing date) times the numbers of shares issued for the transaction, which is more clearly evident and more reliably measured. Thus the fair value of the shares issued in exchange for the SZ Airport Contract is $4,200,000, Accordingly, the fair value of the shares issued for the transaction were recorded as an intangible asset on the balance sheet with an offset to share capital and additional paid-in capital.

Subsequent to the acquisition of the SZ Airport Contract and under the guidance in Statements of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", the Company determined that the fair value of the SZ Airport Contract based on the expected future cash flows could not be reasonably estimated based on the existing conditions of the other airport advertising contracts. Consequently, the Company recorded a charge in the statements of operations of $4,200,000 for recognition of the impairment during the three month period ended March 31, 2006.

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

(c) Significant Customer Contracts

On April 5, 2005, Chuangrun entered into an agreement with an advertising agency, Chi Shang Ling Yue Advertising Company Limited (the "Agency"), for supply advertisement on thirty scrolling advertising light boxes for a period of one year, commencing the later of May 1, 2005 or after the light boxes are installed. The Agency has to pay the Company a 10% contract fulfillment guarantee in the amount of RMB5,184,000 ($646,704). The remaining 90% balance, or RMB46,656,000 ($5,820,336), will be paid within one month after the signs are installed. Chuangrun has assigned the rights under this agreement with the Agency to the Company as part of the Company's previous acquisition of the rights to display advertising at the Guangzhou Baiyun International Airport. When the light boxes are ready and advertising contracts are signed between the Agency and its advertising customers, there will be a penalty equal to 0.005% of the contract amounts if Chuangrun cannot install the advertisements in the light boxes according to the advertisement periods specified in the contracts entered into by the Agency with its customers.

On May 26, 2005, Chuangrun entered into an agreement with the Agency for the placement of advertisements on seventy light boxes throughout four different locations inside the Guangzhou New Baiyun Airport (the "Lightbox Contract"). Each box contains three poster advertisements. Chuangrun has assigned the rights under this agreement with the Agency to the Company as part of the Company's previous acquisition of the rights to display advertising at the Guangzhou New Baiyun Airport. The contract period is one year, commencing on September 1, 2005. The total completion price will be RMB107,520,000 ($13,413,120). The Agency will pay Chuangrun a 15% prepayment of RMB16,280,000 ($2,030,930) either when 30% of the lights boxes are up and ready for advertising placements or on August 15, 2005, which ever comes later. Within seven days of completing putting up all the posters, the remaining amount of RMB91,392,000 ($11,401,152) will be paid to Chuangrun.

Under the terms of both agreements, the Agency is responsible for providing the appropriate business licenses, permits, and other related forms to legally complete the installation. The Agency must also deliver design of each advertisement (poster) to Chuangrun five days before installation of that advertisement.

(d) Operating Contracts

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

The Company has also entered into an operating agreement with Titan and Chuangrun in relation to the SZ Airport Contract (Note 3a).

Note 4 - Due to Common Control Affiliate

The breakdown of amounts due to Chuangrun can be summarized as follows:

                                                        March 31,
                                                          2006
                                                     --------------
Current:
      Cash at bank                                   $           11
      Trade accounts receivable                             693,735
      Trade accounts payable                               (377,432)
      Accrued commission                                   (239,096)
      Customer deposits                                    (646,704)
      Current account with the Agency                      (166,791)
      Current account with Chuangrun                       (530,134)
                                                     --------------
      Current liabilities due to Chuangrun           $   (1,266,411)
                                                     --------------

Long-term:
      Security deposits (Note 3)                     $    1,257,480
                                                     --------------
      Long term receivable from Chuangrun            $    1,257,480
                                                     --------------

Net amount due to Chuangrun                          $       (8,931)
                                                     ==============

Note 5 - Property, Plant and Equipment

Property, plant and equipment consist of the following:

                                                        March 31,
                                                          2006
                                                     --------------

Equipment                                            $      112,366
Leasehold improvement                                        32,748
                                                     --------------
                                                            145,114
Less: depreciation                                          (14,453)
                                                     --------------
Net book value                                       $      130,661
                                                     ==============

Note 6 - Convertible Promissory Notes

On November 1, 2005, the Company issued convertible promissory notes and warrants to purchase shares of the Company's common stock for total gross proceeds of $874,500. The convertible notes are due on April 1, 2007 and bear interest at prime rate plus four percent. The convertible notes are convertible into the common shares at a conversion price of $0.35 per share. However, after the occurrence of an event of default as defined in the promissory note, the conversion price shall be adjusted to eighty percent of the volume weighted average price of the Company's common shares for the five trading days prior to a conversion date and the annual interest rate shall be automatically increased to fifteen percent. The convertible notes were issued with 1,299,258 Series "A" warrants and 1,299,258 Series "B" warrants to purchase up to 2,498,572 shares of the common stock of the Company (Note 8).

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

In connection with the offer and sale of the notes and the warrants, the Company paid $52,470 in broker's commission, a four percent restricted stock commission on the sale of the convertible notes at a value of $34,999, a five percent cash commission to be paid on any cash proceeds received by the Company on the exercise of any Series "A" or "B" warrants, Series "A" warrants to purchase up to 49,971 shares of the common stock of the Company and Series "B" warrants to purchase up to 49,971 shares of the common stock of the Company. The Company also paid $17,490 in due diligence and $71,000 on legal, regulatory filing and professional fees for the transaction. These deferred financing costs have been capitalized and will be amortized over the life of the related instruments. As the gross revenue derived from the contract rights for the period ended December 31, 2005 could not meet one of the criteria considered as an event of default of the promissory notes, the Company immediately wrote off the remaining amount of $155,259 during the three month period ended March 31, 2006.

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

Bifurcation of the Conversion Feature of the Promissory Notes and Warrants

The host contract itself does not embody a claim to the residual interest in the Company and thus the economic characteristics and risks of the host contract should be considered that of a debt instrument and classified under the liability section of the balance sheet.

The warrants are detached from the convertible debenture with no put option feature. There is no liquidated damage or cash penalty payable to the warrant holder if the Company cannot register the shares underlying the warrants. However, these warrants contain a provision under Item 2(b) of the Warrant Agreement that could result in the issuance of an indeterminable number of shares should registration of these shares not be achieved by the Company. As the registration of the shares underlying the warrants is out of the control of the Company, the warrant contracts have been classified as a liability according to paragraph 21 of EITF 00-19, with changes in fair value reported in earnings.

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

The impact on the balance sheet and income statement of the bifurcation of the warrants and the conversion feature of the convertible promissory notes for the three months period ended March 31, 2006 is summarized as follows:

                                             Assets                        Liabilities
                                          ------------    --------------------------------------------
                                          Discount on                                      Conversion
                                          Issuance of                                      Feature of
                                          Convertible     Convertible                     Convertible
                                           Promissory      Promissory                      Promissory
                                              Note           Notes          Warrants          Note
                                          ------------    ------------    ------------    ------------
Balance as at December 31, 2005           $    580,764    $    874,500    $    857,510    $    599,657

Write off of discount on issuance of
convertible promissory notes recognized
in the statements of operations               (580,764)             --              --              --

Exercise of right to convert promissory
notes into shares                                   --         (28,000)             --         (19,200)

Changes in fair value recognized in the
statements of operations                            --              --        (220,874)       (241,857)
                                          ------------    --------------------------------------------
Balance, March 31, 2006                   $         --    $    846,500    $    636,636    $    338,600
                                          ============    ============================================

The fair value of the conversion feature of the note at March 31, 2006 using the Black-Scholes option pricing model with assumptions as follows:

Risk free interest rate                                            4.06%
Expected life of the conversion feature in years              1.00 years
Expected volatility                                               112.8%
Dividend per share                                                 $0.00

Note 7 - Related Party Transactions

Unless disclosed elsewhere in these financial statements, the Company entered into the following related party transactions:

      (a) The Company has an amount of $787,966 due to Archer Pacific Management Inc. ("Archer Pacific"), a company controlled by a director of the Company. The amounts due to Archer Pacific represent advances and payments made by the director on behalf of the Company. The outstanding amounts are non-interest bearing, unsecured and due on demand.

      (b) The Company has an amount due to an ex-officer of $6,843 relating to expenses incurred on behalf of the Company. The outstanding amount is non-interest bearing, unsecured and due on demand.

Note 8 - Warrants

As of March 31, 2006, there were 1,299,258 Series "A" warrants and 1,299,258 Series "B" warrants outstanding (Note 6). Each Series "A" warrant entitles the holder to purchase one share of the common stock of the Company at an exercise price of $0.52 per share until November 1, 2009 while each Series "B" warrant entitles the holder to purchase one share of the common stock of the Company at an exercise price of $0.66 per share until November 1, 2009.

The fair value of the Series "A" warrants and the Series "B" warrants was $636,636 as of March 31, 2006.

The fair values of the warrants are estimated at March 31, 2006 using the Black-Scholes option pricing model with assumptions as follows:

Risk free interest rate                                            4.15%
Expected life of the conversion feature in years               3.6 years
Expected volatility                                               134.6%
Dividend per share                                                 $0.00

Note 9 - Net loss from contract rights

The net loss from contract rights (Note 3) is as follows:-

                                               Three months ended             Three months ended
                                                 March 31, 2006                 March 31, 2005
                                         ----------------------------    ----------------------------
Sales                                                    $    224,152                    $    375,493
Cost of sales                                                 (28,743)                        (40,063)
                                                         ------------                    ------------
Gross profit                                                  195,409                         335,430
Less: Operating expenses
      Sales commission                         24,180                          56,324
      Management fees (Note 3)                500,000                         374,102
      Rent                                     37,272                          36,203
                                         ------------                    ------------
                                                             (561,452)                       (466,629)
                                                         ------------                    ------------
Net loss from contract rights                            $   (366,043)                   $   (131,199)
                                                         ============                    ============

Note 10 - Contingent Liabilities

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

Item 2. Management's Discussion and Analysis or Plan of Operation

The information presented here should be read in conjunction with China Media1 Corp.'s (the "Company") financial statements and other information included in this Form 10-QSB. The Company's quarterly financial statements should be read in conjunction with its annual financial statements and the notes thereto for the financial year ended December 31, 2005 filed under Form 10-KSB.

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

Critical accounting policies and estimates

Our discussion and analysis or plan of operation is based upon our financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our financial statements:

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

Plan of operations

On or about February 1, 2005, we completed the acquisition through an assignment of exclusive advertising contracts in Guangzhou, located the southern region of the Peoples Republic of China, from Mr. Cai Hanxiong, proprietor of the Guangzhou Chuangrun Advertising Company Limited located in the Peoples Republic of China. Mr. Cai Hanxiong also controls the voting common stock of the Company after the transaction. Chuangrun Media Limited of Hong Kong is the original party to the two airport contracts discussed below and Guangzhou Chuangrun Advertising Company Limited, located in the Peoples Republic of China, is the original party to the Guangzhou Mass Transit Railway pillar advertising contract. The two companies are collectively "Chuangrun". The assignment from Chuangrun includes rights to the following three contracts:

      (1) The Guangzhou Baiyun International Airport Scrolling Advertising Signs Contract - the contract provides for the installation of 100 large size (1.5 meters x 5 meters) scrolling three-poster signs in the passenger terminal of one of the newest airports in Southern China. This generates a total of 300 poster spaces (three per sign). No revenues have been generated under this contract.

      (2) The Guangzhou Mass Transit Railway ("MTR") Pillar Advertising Contract
- the contract provides for pillar wrap around (diameter 1.5 to 1.7 meters, height 3 meters) advertising for 12 stations along the Guangzhou MTR system. The Company has generated revenue through this contract from January 2005.

      (3) The Guangzhou Baiyun International Airport granted another contract to Chuangrun in March 2005 for an additional fifty scrolling advertising light box locations along the entire domestic and international arrivals level outdoor loading area. We will install newly designed double-sided light boxes with six posters on each side. This generates a total of 600 poster spaces (twelve per sign). No revenues have been generated under this contract. We expect to have revenue generated from commencing August 2006.

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

      During the year, we worked with Actionview Far East Limited in perfecting the double-sided light boxes for the outdoor bus loading areas at the Guangzhou Baiyun International Airport. As at May 8, 2006, five completed light boxes are going through outdoor weather testing to ensure its all weather operability. We will install a first batch of five boxes when the outdoor weather testing is complete and it will take 3 to 4 weeks to complete the installation of all fifty light boxes. Once installation starts, our advertising agent, Chi Shang Ling Yue, is obligated to pay the balance of 30,656,000 Renminbi (approx. US$ 3.78 million) of the contract within 30 days of completion. Also once installation has started, our project manager Chuangrun will also start to market the remaining 20 outdoor signs not committed to Chi Shang Ling Yue.

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

      In January, 2006 we acquired a contract to install 12 large and 24 regular size scrolling light boxes at Shenzhen Baoan International Airport (the "Airport") through the issuance of 10 million restricted shares issued under Securities Exchange Commission Rule 144 to Guangzhou Titan Media. Shenzhen is the first Special Economic Zone in China. Established in the early 80's, it has grown from a fishing village just outside of Hong Kong into a metropolis of over 10 million residents. The Airport is 35 km outside of Shenzhen city and serves a total population of about 25 million. It is the 5th busiest airport in China with 16 million passengers in 2005, ranking behind Beijing, Shanghai Pudong, Guangzhou and Shanghai Hongqui. In March, we installed 3 large size light boxes at the entrances of Building "A" Departure Level of the Airport. This is our first on location installation at an airport and we have gained invaluable experience through the exercise. In April 2006, we installed another 5 large size light boxes at the entrances of Building "B" Departure Level of the Airport. We have started signing up advertising clients with a starting date of July, 2006. We estimate revenue will be around RMB 32,000 ($3,992) to 40,000 ($4,990) per poster per month.

      We can identify 3 different paths of expansion:

            i. Pursue other airports - China is the fastest growing market for air travel, growing at double digits. Advertising rates will vary from airport to airport but the overall trend is going up because of the increasing passenger flow.

            ii. Existing contracts - Some major airports in China are expanding in response to the increasing number of passengers. Major events are also driving airport expansion, such as the 2008 Beijing Olympics, the 2010 Shanghai World Exposition and the 2010 Guangzhou Asian Games. As they expand, we will get more space if we can beat our competitors.

            iii. Other venues - Our light boxes are designed not just for airports, they are also suitable for situations where there is a lot of pedestrian traffic and where public announcements are necessary, such as bus depots, train stations, etc.

Results of Operations

For the three months ended March 31, 2006 versus March 31, 2005

Net loss from contract rights

We generated revenues from our MTR advertising contracts since the first quarter of 2005. Our MTR contract generated revenues of $224,152 (2005: $375,493) during the three-month period ended March 31, 2006.

Included in cost of revenues are production costs and rents relating to the MTR Pillar Advertising contract. The cost of revenues was $28,743 (2005: $40,063) for the three-month period ended March 31, 2006.

We pay sales commissions when we collect our receivables. We are responsible for the payments to Chuangrun for sales commissions earned by their employees. Sales commissions are 5%, 10% and 15% in 2005 and 3%, 5% and 10% in 2006 and 2007, respectively,, for sales generated through existing client accounts, new advertising agencies and new customers, respectively. Total commissions incurred were $24,180 (2005: $56,324) during the three-month period ended March 31, 2006.

In connection with our operating agreement with Chuangrun, we are required to pay management fees in the amount of $1,500,000 in 2005, $2,000,000 in 2006 and $3,000,000 in 2007. These fees are intended to cover the salaries of our Chief Executive Officer and key management in China and other operating expenses in China. During the three months ended March 31, 2006, we incurred $500,000 (2005:
$374,102) in management fees to Chuangrun.

Net Loss

We incurred a net loss of $4,964,809 (2005: $245,664) during the three months ended March 31, 2006 as the advertising revenues from the airport contracts have not been generated. We expect losses to continue for the next three months until sufficient advertising revenue is generated from the airport contract to exceed our cost structure.

Liquidity and Capital Resources

Cash Flows

We used cash flows in our operations of $474,565 (2005: $225,897) during the three months ended March 31, 2006, largely because of the increase in loss of $366,043 from our contract rights in China.

We provided cash for our financing activities primarily through advances from related parties and deferring the payment of management fee to the related parties.

Liquidity

We incurred losses during the three months ended March 31, 2006, and will likely incur losses in the second quarter of 2006. Our working capital is not sufficient to meet our obligations. Our officers and directors have advanced funds to us in order to cover certain operating expenses pursuant to demand notes. These factors raise substantial doubt about the Company's ability to continue as a going concern.

On November 1, 2005, the Company issued convertible promissory notes and warrants to purchase shares of the Company's common stock for total gross proceeds of $874,500. The convertible notes are due on April 1, 2007 and bear interest at prime rate plus four percent. The convertible notes are convertible into common shares at a conversion price of $0.35 per share. However, after the occurrence of an event of default as defined in the promissory note (and such an event has occurred - see discussion below), the conversion price shall be adjusted to eighty percent of the volume weighted average price of the Company's common shares for the five trading days prior to a conversion date and the annual interest rate shall be automatically increased to fifteen percent.

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

The Company has to pay interest starting from January 2006 on a quarterly basis. The Company paid interest in January 2006 but has not yet arranged payment of interest afterwards.

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

Risk Factors

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

As of June 12, 2006, approximately 6,971,016 shares of our common stock were reserved for issuance upon exercise or conversion of the following securities:
(i) 4,372,500 shares representing 175% of the number of shares of common stock issuable upon conversion in full of the outstanding convertible promissory notes dated November 1, 2005 (without regard to any limitations on conversion); (ii) 2,498,574 shares, representing the shares of common stock issuable upon exercise of in full of the warrants issued to the holders of the convertible promissory notes dated November 1, 2005 (without regard to any limitations on exercise) and
(iii) 99,942 shares issuable upon exercise of the warrants issued to the broker in connection with the issuance of the convertible promissory notes dated November 1, 2005.

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

Risks related to our business

Going concern

During the three months ended March 31, 2006, the Company has incurred recurring operating losses of $4,964,809 and has a working capital deficiency of $4,154,893 and a shareholders deficiency of $2,766,752 at March 31, 2006. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are to raise equity financing as required. The Company is in default on its promissory notes and requires additional funds to maintain operations.

If future operations are unprofitable, we will be forced to develop another line of business, or to finance its operations through the sale of assets it has, or enter into the sale of stock for additional capital, none of which may be feasible when needed. We have no specific management ability or financial resources or plans to enter any other business as of this date.

Default on the convertible promissory note

The Company has issued a convertible promissory note for financing. The Company may breach any one of the conditions listed on the promissory note resulting in an increase in the required interest payment, a demand for immediate re-payment of principal amounts or conversion of the note into shares of our common stock at a more favorable ratio to the note holder.

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

Item 3. Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to the Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by them in the reports that we file under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Prior the end of this period, we hired an accountant licensed in both Hong Kong and Canada and with experience in US GAAP accounting. We believe this improves our internal controls and provides for effective communication and disclosure between our representatives in China, Canada and the U.S.

There were no significant changes in the Company's internal controls or in the other factors that could significantly affect those controls since the most recent evaluation of such controls.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Please refer to our current report on Form 8-K dated January 16, 2006.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K

Exhibit No.                               Description
-----------       --------------------------------------------------------------

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

Dated: June 12, 2006

CHINA MEDIA 1 CORP.


By: /s/ Ernest Cheung
    ------------------------------
    Ernest Cheung, President and a member of the Board of Directors


By: /s/ Danny Hon
    ------------------------------
    Danny Hon
    Chief Financial Officer, Secretary and a member of the Board of Directors (principal financial and accounting officer)