Form 10QSB/A
period 2006-03-31
CHINA MEDIA1 CORP.
filed 2006-06-21
CIK 1202081

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

Dated: June 21, 2006

CHINA MEDIA 1 CORP.


By: /s/ Hanxiong Cai
    ------------------------------
    Hanxiong Cai, Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)


By: /s/ Danny Hon
    ------------------------------
    Danny Hon
    Chief Financial Officer, Secretary and a member of the Board of Directors (principal financial and accounting officer)