Form 10QSB
period 2006-06-30
CHINA MEDIA1 CORP.
filed 2006-08-18
CIK 1202081

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2006

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______ to ________


                        Commission file number: 000-50193


                               CHINA MEDIA1 CORP.
                 (Name of small business issuer in its charter)

               Nevada                                   46-0498798
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

    142-757 Wet Hastings St., Suite 328                 V6C 1A1
           Vancouver, B.C. Canada                      (Zip Code)
  (Address of principal executive offices)

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

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 16, 2006, the issuer had 44,084,909 shares of its common stock issued and outstanding.

      Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                               CHINA MEDIA1 CORP.
                       (formerly Eagle River Mining Corp.)
                                 BALANCE SHEETS
                       June 30, 2006 and December 31, 2005
                      (Going Concern Uncertainty - Note 1)
                           (Expressed in U.S. Dollars)
                                   (Unaudited)

                                                    2006           2005
=========================================================================
ASSETS                                                         (Restated)

Current assets
  Cash and cash equivalents                     $    43,766   $     6,974
  Prepaid expenses                                       --        24,270
-------------------------------------------------------------------------
Total current assets                                 43,766        31,244

Property, plant and equipment, net of
  accumulated depreciation of $21,791(Note 5)       123,323        75,297
Due from common control affiliate (Note 4)        1,261,109       892,368
Deferred financing costs (Note 6)                    21,882            --
Discount on issuance of convertible
  promissory notes (Note 6)                         106,569            --
-------------------------------------------------------------------------
                                                  1,512,883       967,665

-------------------------------------------------------------------------
Total assets                                    $ 1,556,649   $   998,909
=========================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                              $   122,465   $    83,709
  Interest payable on convertible promissory
    note (Note 6)                                    56,505        16,142
  Due to common control affiliate (Note 4)          126,889       605,487
  Due to related parties (Note 7)                 1,005,652       559,450
  Income tax payable                                185,038       185,038
  Fair value of convertible promissory
    notes - current (Note 6)                        846,500       874,500
  Fair value of conversion feature of
    notes - current (Note 6)                        470,278       599,657
-------------------------------------------------------------------------
Total current liabilities                         2,813,327     2,923,983
-------------------------------------------------------------------------

  Fair value of convertible promissory
    notes - non-current (Note 6)                    150,000            --
  Fair value of conversion feature of
    notes - non-current (Note 6)                    144,444            --
  Fair value of warrant - non-current (Note 6)      931,523       857,510

-------------------------------------------------------------------------
Total liabilities                                 4,039,294     3,781,493
-------------------------------------------------------------------------

Commitments and contingencies (Note 3 and 11)            --            --

Stockholders' deficiency:
  Common Stock, 1,500,000,000 shares
    authorized, par value of $0.00005
    per share,44,084,909 shares issued
    and outstanding                                   2,204         1,700
  Additional paid-in capital                      4,312,022        51,912
  Subscription received                              75,000            --
  Accumulated deficit                            (6,871,871)   (2,836,196)

-------------------------------------------------------------------------
Total stockholders' deficiency                   (2,482,645)   (2,782,584)
-------------------------------------------------------------------------

Total liabilities and stockholders' deficiency  $ 1,556,649   $   998,909
=========================================================================

    The accompaning notes are an integral part of these financial statements

                               CHINA MEDIA1 CORP.
                       (formerly Eagle River Mining Corp.)
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                   For the three-month and six-month periods
                          ended June 30, 2006 and 2005
                           (Expressed in U.S. Dollars)
                                   (Unaudited)

                                                                      Three months ended              Six months ended
                                                                             June 30,                      June 30,
                                                                   ---------------------------------------------------------
                                                                       2006           2005           2006           2005
============================================================================================================================
Operating expenses:
     Depreciation                                                  $      7,338   $      1,918   $     13,504   $      3,836
     General and administrative                                         207,503        241,850        297,966        344,232
     Interest expense                                                    48,594             --         90,506             --
----------------------------------------------------------------------------------------------------------------------------
     Total operating expenses                                           263,435        243,768        401,976        348,068
----------------------------------------------------------------------------------------------------------------------------

Operating Loss                                                         (263,435)      (243,768)      (401,976)      (348,068)

Other income and expenses
    Amortization of discount on issuance of
      convertible promissory notes (Note 6)                              (2,011)            --         (2,011)            --
    Gain on conversion feature on convertible
      promissory notes to shares                                             --             --         13,066             --
    Change in fair value of conversion feature of
      promissory notes (Note 6)                                        (243,906)            --         (2,049)            --
    Change in fair value of warrants (Note 6 and 8)                    (218,523)            --          2,351             --
    Amortization of deferred financing costs (Note 6)                      (413)            --           (413)            --
    Net income from contract rights (Note 9)                            921,400       (202,789)       555,357       (333,988)
    Write off of investment on contract right (Note 3a)                      --             --     (4,200,000)            --
----------------------------------------------------------------------------------------------------------------------------
                                                                        456,547       (202,789)    (3,633,699)      (333,988)
----------------------------------------------------------------------------------------------------------------------------

Net income (loss) and comprehensive income (loss)                  $    193,112   $   (446,557)  $ (4,035,675)  $   (682,056)
============================================================================================================================

Net income (loss) per share- basic and diluted                     $       0.00   $      (0.01)  $      (0.10)  $      (0.02)
============================================================================================================================

Weighted average number of common shares outstanding:
- basic and diluted                                                  44,084,909     33,920,000     39,711,821     33,254,222
============================================================================================================================

    The accompaning notes are an integral part of these financial statements

                               CHINA MEDIA1 CORP.
                       (formerly Eagle River Mining Corp.)
           STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                  For the six-month period ended June 30, 2006
                         and year ened December 31, 2005
                           (Expressed in U.S. Dollars)
                                   (Unaudited)

                                                                                                                           Total
                                                             Additional                                                stockholders'
                                        Common stock          paid-in    Subscription    Accumulated   Compreshensive     equity
                                   Shares       Amount        capital       received        Deficit         Loss       (deficiency)
====================================================================================================================================
Balance, December 31, 2004       30,140,000   $    1,507  $   112,696   $         --  $   (109,318)    $    (67,343)  $      4,885

Issuance of common stock upon
  the conversion of loan             80,000            4       19,996             --            --               --         20,000

Issuance of common stock for
  acquisition of Airport and
  MTR projects                    3,700,000          185     (132,692)            --       (67,493)              --       (200,000)

Issuance of common stock for 4%
  commission on convertible
  notes                              83,333            4       34,995             --            --               --         34,999

Imputed interest calculated on
  due to related parties                 --           --       16,917             --            --               --         16,917

Net loss (Restated)                      --           --           --             --    (2,659,385)      (2,659,385)    (2,659,385)
-----------------------------------------------------------------------------------------------------------------------------------
Total comprehensive loss
  (Restated)                     (2,659,385)
Balance, December 31, 2005
  (Restated)                     34,003,333        1,700       51,912             --    (2,836,196)              --     (2,782,584)

Issuance of common stock upon
  the conversion of promissory
  notes                              81,576            4       28,549             --            --               --         28,553

Issuance of common stock for
  acquisition of Shenzhen
  airport project                10,000,000          500    4,199,500             --            --               --      4,200,000

Imputed interest calculated on
  due to related parties                 --           --       25,927             --            --               --         25,927

Transfer of adjusted cost of
  conversion feature on
  conversion of convertible
  promissoary notes to shares            --           --        6,134             --            --               --          6,134

Subscription for 277,777 shares
  @$0.27 received                        --           --           --         75,000            --               --         75,000

Net loss for the six months
  ended June 30, 2006                    --           --           --             --    (4,035,675)      (4,035,675)    (4,035,675)

-----------------------------------------------------------------------------------------------------------------------------------
Total comprehensive loss
Balance, June 30, 2006           44,084,909   $    2,204  $ 4,312,022   $     75,000  $ (6,871,871)    $ (4,035,675)  $ (2,482,645)
===================================================================================================================================

    The accompaning notes are an integral part of these financial statements

                               CHINA MEDIA1 CORP.
                       (formerly Eagle River Mining Corp.)
                        STATEMENTS OF CASH FLOWS For the
                 six-month periods ended June 30, 2006 and 2005
                           (Expressed in U.S. Dollars)
                                   (Unaudited)

                                                                                   2006             2005
==========================================================================================================
Cash flows from operating activities
  Net loss                                                                      $(4,035,675)  $  (682,056)
  Adjustments to reconcile net loss to net cash used in operating activities
    Change in fair value of conversion feature of convertible promissory notes        2,049            --
    Change in fair value of warrants                                                 (2,351)           --
    Depreciation                                                                     13,504         3,836
    Amortization of deferred financing costs                                            413            --
    Amortization of discount on issuance of convertible promissory notes              2,011            --
    Gain on conversion feature on conversion of convertible notes to shares         (13,066)           --
    Imputed interest expense                                                         25,927            --
    Written-off investment on contract right                                      4,200,000            --
  Changes in operating assets and liabilities
      Decrease in prepaid expenses                                                   24,270            --
      Increase in accounts payable                                                   38,756       174,892
      Increase in debenture interest payable                                         40,915            --
----------------------------------------------------------------------------------------------------------
  Net cash provided by (used in) operating activities                               296,753      (503,328)
----------------------------------------------------------------------------------------------------------

Cash flows from investing activities
  Purchase of property, plant and equipment                                         (61,530)      (38,361)
  Cash paid to acquire contracts                                                         --      (200,000)
  Collection on demand promissory note                                                   --       181,208
  Due to (from) common control affiliate                                           (847,338)      372,348
----------------------------------------------------------------------------------------------------------
  Net cash flows provided by (used in) investing activities                        (908,868)      315,195
----------------------------------------------------------------------------------------------------------

Cash flows from financing activities
  Advances from related parties                                                     446,202       186,449
  Issuance of convertible promissory notes                                          150,000            --
  Increase in deferred financing costs                                              (22,295)           --
  Subscription received                                                              75,000            --
----------------------------------------------------------------------------------------------------------
  Net cash flows provided by financing activities                                   648,907       186,449
----------------------------------------------------------------------------------------------------------

Increase (decrease) in cash                                                          36,792        (1,684)

Cash and cash equivalents - beginning of period                                       6,974         3,267

----------------------------------------------------------------------------------------------------------
Cash and cash equivalents - end of period                                       $    43,766   $     1,583
==========================================================================================================

Supplemental Information :
Cash paid for :
    Interest expense paid in cash                                               $    23,658   $        --
    Income taxes paid in cash                                                            --            --
==========================================================================================================

Non-cash investing and financing activity:
    Issuance of common stock upon conversion of convertible promissory notes    $    34,687   $    20,000
    Issuance of common stock for advertising contract                             4,200,000            --
==========================================================================================================

    The accompaning notes are an integral part of these financial statements

                               CHINA MEDIA1 CORP.
                       (formerly Eagle River Mining Corp.)

                          Notes to Financial Statements
                                  June 30, 2006
                           (Expressed in U.S. Dollars)
                                   (Unaudited)


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

Going Concern Uncertainty

These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business for the foreseeable future. During the six month period ended June 30, 2006, the Company has incurred recurring operating losses of $4,035,675 and has a working capital deficiency of $2,769,561 and a shareholders deficiency of $2,482,645 as at June 30, 2006. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are to raise equity financing as required. As discussed in note 6, the Company is in default on its convertible promissory note A and requires additional funds to maintain operations. These financial statements do not include any adjustments to the carrying value and classification of assets and liabilities that would be necessary should the Company be unable to continue operations as a going concern.


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


Note 3 - Contract Rights

(a) Advertising Contracts

December 26, 2004 Contracts

On December 26, 2004, the Company signed an agreement to acquire the following two contracts from Chuangrun:

(i) Guangzhou Baiyun Airport Scrolling Advertising Signs - the contract provides for the installation and operation of one hundred large size scrolling advertising light boxes in the Guangzhou Baiyun International Airport terminal departure hall. In connection therewith, the Company is required to pay RMB9,000,000 ($1,125,990) as a deposit seven days after the contract commences. Management fees of RMB36,000,000 ($4,503,960) per annum are payable to the airport authority on a quarterly basis with equal amounts for the first two years. Management fees of RMB37,080,000 ($4,639,079) per annum are payable on a quarterly basis with equal amounts for the third to fifth years. Management fees will then be increased to RMB40,788,000 ($5,102,987) per annum thereafter and are payable on a quarterly basis in equal amounts. The term of the contract is for a period of ten years with an option to renew for an additional ten year period. To date, due to the delay in scheduling by the airport authority, the installation of the scrolling signs and payment of the deposit of RMB9,000,000 ($1,125,990) still has not been requested.

         Subsequent to this contract, Chuangrun entered into an additional contract for installation of fifty exterior scrolling advertising light boxes at the Guangzhou Baiyun International Airport and the contract was also assigned to the Company. In connection therewith, the Company is required to pay a deposit of RMB6,000,000 ($748,500) (paid) (Note 4) and management fees of RMB6,000,000 ($750,660), RMB9,000,000
         ($1,125,990) and RMB12,000,000 ($1,501,320) per annum payable on a half-yearly basis for the first three years, forth to sixth years and thereafter, respectively. The term of the contract is for a period of ten years with an option to renew for an additional ten years.

(ii) Guangzhou Mass Transit Railway ("MTR") Pillar Advertising Contract - the contract provides for wrapped pillar advertising for twelve stations along the Route No. 1 and 2 of the MTR system in the Province of Guangzhou, China. In connection therewith, the Company is required to pay a deposit of RMB1,200,000 ($150,132) (paid) (Note 4) and a monthly management fee of RMB100,000 ($12,511). The term of the contract is for a period of five years expiring on October 31, 2009. Due to the renovation work carried out at some of the stations for other new routes, the MTR authority allows the Company to put up wrapped pillar advertising in other stations of the Route No.1 and 2 in year 2006 without additional charges.

January 16, 2006 Contracts

On January 16, 2006, Guangzhou Titan Media Company Ltd. ("Titan") entered into the Shenzhen Baoan International Airport Advertising Contract with Shenzhen Airport Advertising Company Limited ("SZ Airport") for twelve large size advertising signage locations and twenty-four regular size advertising signage locations (the "SZ Airport Contract"). Under the terms of the SZ Airport Contract, Titan is required to pay SZ Airport a fee of RMB100,000 ($12,511) per year for each large size location and RMB70,000 ($8,758) for each small size location and a one year management fee of RMB 2,880,000 ($360,317) as a security deposit. The management fee relates to rent for usage of space at the airport terminal. The contract is for a term of ten years.

Titan assigned the benefits and risks of the SZ Airport Contract to the Company for consideration of 10,000,000 shares of the Company's common stock. The assignment was effectuated through an operating agreement entered into between the Company, Titan and Chuangrun on February 28, 2006. Under the terms of the operating agreement, Titan and the Company have appointed Chuangrun as the exclusive agent for the SZ Airport Contract. The Company has agreed to pay management fees of US$100,000 per quarter to Chuangrun beginning in the second quarter of 2006 as compensation for Chuangrun acting as agent. The management fees include all daily operating expenses, but do not include project deposits and upfront fees. Due to the start-up nature of the business, Chuangrun subsequently agreed to charge the management fees based on 20% of the advertising revenue effective from April 1, 2006 up to the annual amount as stated in the original operating contract.

The Company determined the value of the transaction based on the market price of the securities under the guidance of Statements of Financial Accounting Standards No. 141, "Business Combinations". The fair value of the 10,000,000 shares issued is calculated using the closing market price ($0.42) of the Company's shares on February 28, 2006 (contract signing date) times the numbers of shares issued for the transaction, which is more clearly evident and more reliably measured. Thus the fair value of the shares issued in exchange for the SZ Airport Contract is $4,200,000. Accordingly, the fair value of the shares issued for the transaction were recorded as an intangible asset on the balance sheet with an offset to share capital and additional paid-in capital.

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

(c) Significant Customer Contracts

On April 5, 2005, Chuangrun entered into an agreement with an advertising agency, Chi Shang Ling Yue Advertising Company Limited (the "Agency"), for supply advertisement on thirty scrolling advertising light boxes for a period of one year at the Guangzhou Baiyun International Airport, commencing the later of May 1, 2005 or after the light boxes are installed. The Agency has to pay the Company a 10% contract fulfillment guarantee in the amount of RMB5,184,000 ($648,570). The remaining 90% balance, or RMB46,656,000 ($5,837,132), will be paid within one month after the signs are installed. Chuangrun has assigned the rights under this agreement with the Agency to the Company as part of the Company's previous acquisition of the rights to display advertising at the Guangzhou Baiyun International Airport. When the light boxes are ready and advertising contracts are signed between the Agency and its advertising customers, there will be a penalty equal to 0.005% of the contract amounts if Chuangrun cannot install the advertisements in the light boxes according to the advertisement periods specified in the contracts entered into by the Agency with its customers.

On May 26, 2005, Chuangrun entered into an agreement with the Agency for the placement of advertisements on seventy light boxes throughout four different locations inside the Guangzhou New Baiyun Airport (the "Lightbox Contract"). Each box contains three poster advertisements. Chuangrun has assigned the rights under this agreement with the Agency to the Company as part of the Company's previous acquisition of the rights to display advertising at the Guangzhou New Baiyun Airport. The contract period is one year, commencing on September 1, 2005. The total completion price will be RMB107,520,000 ($13,451,827). The Agency will pay Chuangrun a 15% prepayment of RMB16,280,000 ($2,036,791) either when 30% of the lights boxes are up and ready for advertising placements or on August 15, 2005, which ever comes later. Within seven days of completing putting up all the posters, the remaining amount of RMB91,392,000 ($11,434,053) will be paid to Chuangrun.

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

The Company has agreed to pay management fees to Chuangrun of $1,500,000 for 2005, $2,000,000 for 2006 and $3,000,000 for each year thereafter, as consideration for Chuangrun's services. The management fees include all daily operating expenses but do not include project deposits and upfront fees. Due to the start-up nature of the business, Chuangrun agrees to charge the management fees based on 20% of the advertising revenue effective from April 1, 2006 up to the annual amount as stated in the original operating contract.

The Company has also entered into an operating agreement with Titan and Chuangrun in relation to the SZ Airport Contract (Note 3(a)).


Note 4 - Due to Common Control Affiliate

The breakdown of amounts due from Chuangrun can be summarized as follows:


                                                                       June 30,
                                                                           2006
Current:
    Cash at bank                                                          $  17
    Trade accounts receivable                                         1,299,217
    Production cost                                                      14,728
    Trade accounts payable                                              (24,709)
    Accrued commission                                                 (432,455)
    Customer deposits                                                  (683,801)
    Current account with the Agency                                     491,057
    Current account with Chuangrun                                     (589,598)
    Income tax payable                                                 (201,345)
                                                                    -----------
    Current liabilities due to Chuangrun                            $  (126,889)
                                                                    -----------

Long-term:
    Security deposits (Note 3)                                      $ 1,261,109
                                                                    -----------
    Long term receivable from Chuangrun                             $ 1,261,109
                                                                    -----------

Net amount due from Chuangrun                                       $ 1,134,220
                                                                    ===========

Note 5 - Property, Plant and Equipment

Property, plant and equipment consist of the following:

                                                                       June 30,
                                                                           2006


Equipment                                                             $ 112,366
Leasehold improvement                                                    32,748
                                                                      ---------
                                                                        145,114
Less: accumulated depreciation                                          (21,791)
                                                                      ---------
Net book value                                                        $ 123,323
                                                                      =========


Note 6 - Convertible Promissory Notes

(a) Correction of Error - Restatement

The Company intends to restate the deferred financing cost and discount on issuance of convertible promissory notes on the balance sheet as of December 31, 2005 from $155,258 and $580,764 to $nil and $nil respectively due to the fact that the gross revenue derived from the contract rights for the period ended December 31, 2005 could not meet one of the criteria considered as an event of default of the convertible promissory notes ("Note A"). Note A becomes repayable upon demand from the holders. See Note 6(b) for details. The Company thus has to immediately write off the remaining amount of the deferring financing cost of $155,258 and discount of convertible promissory note of $580,764 as of December 31, 2005.

The net effect of the error was a decrease in total assets and total stockholders' equity by $736,022 on the balance sheet as of December 31, 2005 and an increase in net loss of $736,022 to $2,659,385 for the year ended December 31, 2005. The net loss per share was increased to $0.08.

On the other hand, the net effect of the error was a reduction in net loss of $736,022 to $4,228,787 for the three month period ended March 31, 2006 with no change on the balance sheet as of March 31, 2006. The net loss per share was decreased to $0.12.

(b) Convertible Promissory Notes ("Note A") issued on November 1, 2005

On November 1, 2005, the Company issued convertible promissory notes ("Note A") and warrants to purchase shares of the Company's common stock for total gross proceeds of $874,500. Note A are due on April 1, 2007 and bear interest at prime rate plus four percent. Note A are convertible into the common shares at a conversion price of $0.35 per share. However, after the occurrence of an event of default as defined in Note A, the conversion price shall be adjusted to eighty percent of the volume weighted average price of the Company's common shares for the five trading days prior to a conversion date and the annual interest rate shall be automatically increased to fifteen percent. The Note A were issued with 1,299,258 Series "A" warrants and 1,299,258 Series "B" warrants to purchase up to 2,498,572 shares of the common stock of the Company (Note 8).

Commencing on the seventh month of the notes and on the same day of each month thereafter, the Company must make a payment of one-twelfth of the principal amount of each Note A, either in cash or by conversion of such amount into the Company's common shares. If, on the payment date, the market price for the Company's common shares are below $0.70 per share, the Company may make this payment either in cash at 110% of the amount of the payment or in the Company's common shares at a conversion rate equal to the lesser of $0.35 per share or 80% of the volume weighted average price of the Company's common shares for the five trading days prior to a conversion date, subject to certain limitations. However, if, on the payment date, the market price for the Company's common shares is equal to or greater than $0.70 per share, then the Company must make this payment in the Company's common shares at a conversion price of $0.35 per share.

In connection with the offer and sale of Note A and the warrants, the Company paid $52,470 in broker's commission, a four percent restricted stock commission on the sale of the convertible notes at a value of $34,999, a five percent cash commission to be paid on any cash proceeds received by the Company on the exercise of any Series "A" or "B" warrants, Series "A" warrants to purchase up to 49,971 shares of the common stock of the Company and Series "B" warrants to purchase up to 49,971 shares of the common stock of the Company. The Company also paid $17,490 in due diligence and $71,000 on legal, regulatory filing and professional fees for the transaction. These deferred financing costs have been capitalized and will be amortized over the life of the related instruments. As the gross revenue derived from the contract rights for the period ended December 31, 2005 could not meet one of the criteria considered as an event of default of Note A, the annual interest rate on the promissory notes has increased to fifteen percent effective from January 1, 2006 and Note A is repayable upon demand from the holders. The Company also immediately wrote off the remaining amount of $155,258 during the year ended December 31, 2005 (See Note 6 (a)).

The Company has agreed to register the secondary offering and resale of the shares issuable upon conversion of Note A, the shares issuable upon exercise of the Series "A" warrants, and the shares issuable upon exercise of the Series "B" warrants within 45 days of the closing of the private placement of the notes and the warrants. The Company relied on the exemption from registration provided by
Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of the notes and the warrants. The Registration Statement was approved by Securities Exchange Commission on January 5, 2006. Due to the delay in filing the 10-KSB for the year ended December 31, 2005 and 10-QSB for the quarter ended March 31, 2006, the Company has to re-file an updated Registration Statement for approval by Securities Exchange Commission.

Due to the issuance of another convertible promissory note ("Note B") on June 21, 2006 (see Note 6(d) for details), the conversion price of Note A automatically changed to $0.27 under the terms of Note A, which is now the same conversion price as Note B.

(c) Bifurcation of the Conversion Feature of Note A and Warrants

The host contract itself does not embody a claim to the residual interest in the Company and thus the economic characteristics and risks of the host contract should be considered that of a debt instrument and classified under the liability section of the balance sheet.

The warrants are detached from the convertible debenture with no put option feature. There is no liquidated damage or cash penalty payable to the warrant holder if the Company cannot register the shares underlying the warrants. However, the total number of shares to be issued is indeterminable once Note A is in default and the registration of the shares for the conversion of Note A is out of the control of the Company (Note 6(b)). The warrant contracts have been classified as a liability according to paragraph 9 and 21 of EITF 00-19, with changes in fair value reported in earnings.

The conversion option of Note A allows the holder to convert the debt into equity shares at any time within a specified period at a specified conversion price. The conversion option is equivalent to a call option granted by the Company to the note holders to purchase the shares of the Company at a specified price within a specified time. However, after the occurrence of an event of default as defined in the promissory note, the conversion price shall be adjusted to 80% of the volume weighted average price of the Company's common shares for the five trading days prior to a conversion date. Accordingly, the conversion option should be separated from the host contract as it is not clearly and closely related to the host contract and should be recognized and measured at fair value. Further, as there is no explicit limit on the number of shares to be delivered upon the occurrence of an event of default, the conversion feature of the promissory note should be classified as a liability and measured at fair value in accordance with paragraphs 9 and 21 of EITF 00-19, with changes in fair value reported in earnings. If the conversion feature of the promissory note is ultimately settled in shares, any gains or losses on the conversion should also be included in earnings.

The impact on the balance sheet and income statement of the bifurcation of the warrants and the conversion feature of Note A for the six months period ended June 30, 2006 is summarized as follows:

                                                            Assets                         Liabilities
                                                         ------------------------------------------------------------

                                                            Discount on                                   Conversion
                                                            Issuance of                                   Feature of
                                                            Convertible       Convertible                 Convertible
                                                            Promissory        Promissory                  Promissory
                                                               Notes             Notes       Warrants        Note
                                                         ------------------------------------------------------------

Balance as at December 31, 2005 (previously stated)           $580,764        $  874,500    $ 857,510     $  599,657


Write off of the discount as the result of default            (580,764)               --           --             --
                                                         ------------------------------------------------------------

Balance as at December 31, 2005 (restated)                          --           874,500      857,510        599,657

Exercise of right to convert promissory
notes into shares                                                   --           (28,000)          --        (19,200)

Changes in fair value recognized in the
statements of operations                                            --                --     (120,431)      (110,179)

                                                         ------------------------------------------------------------
Balance, June 30, 2006                                           $  --        $  846,500    $ 737,079     $  470,278
                                                         ============================================================


The fair value of the conversion feature of Note A at June 30, 2006 is estimated using the Black-Scholes option pricing model with assumptions as follows:

Risk free interest rate                                               4.52%
Expected life of the conversion feature in years                 0.75 years
Expected volatility                                                   49.2%
Dividend per share                                                    $0.00


(d) Convertible Promissory Notes ("Note B") issued on June 21, 2006

On June 21, 2006, the Company issued $150,000 of principal amount of convertible promissory notes ("Note B") and warrants to purchase shares of the Company's common stock. The aggregate gross proceeds from the sale of the notes and warrants were $150,000. The convertible notes are due on December 21, 2007 and bear interest at the prime rate plus 4%. The notes are initially convertible into the Company's common shares at a fixed conversion price of $0.27 per share. After the occurrence of an event of default under the notes, the conversion price shall be adjusted to 80% of the volume weighted average price of the Company's common shares for the five trading days prior to a conversion date; provided, however that in no event shall such price be less than $0.01.

Commencing on the seventh month of the notes, the Company must make a payment of one-twelfth of the principal amount of each note, either in cash or by conversion of such amount into the Company common shares. If, on the payment date, the market price for the Company's common shares are below $0.54 per share, the Company may make this payment either in cash at 110% of the amount of the payment or in the Company common shares at a conversion rate equal to the lesser of $0.27 per share or 80% of the volume weighted average price of the Company common shares for the five trading days prior to a conversion date; provided, however, that in no event shall such price be less than $0.01, subject to certain limitations. However, if, on the payment date, the market price for the Company's common shares is equal to or greater than $0.54 per share, then the Company must make this payment in the Company common shares at a conversion price of $0.27 per share.

The notes were issued with new Series "A" warrants to purchase up to 555,556 shares of the Company common stock at an exercise price of $0.44 per share expiring June 21, 2011 (Note 8).

The Company granted "piggyback" registration rights with respect to the shares of common stock underlying Note B and the new Series "A" warrants issued in this offering.

The Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of Note B and the new Series "A" warrants.

In connection with the offer and sale of the Note B and the new Series "A" warrants, the Company paid a total of $22,295 financing charges (including $15,000 cash commission to the broker, $3,000 due diligent fees and $4,295 legal fees), which have been deferred and amortized over the life of Note B. For the three months ended June 30, 2006, $431 was charged to the operations.

(e) Bifurcation of the Conversion Feature of Note B and new Series "A" Warrants

The host contract itself does not embody a claim to the residual interest in the Company and thus the economic characteristics and risks of the host contract should be considered that of a debt instrument and classified under the liability section of the balance sheet.

The new Series "A" warrants are detached from the convertible debenture with no put option feature. There is no liquidated damage or cash penalty payable to the warrant holder if the Company cannot register the shares underlying the warrants. However, the total number of shares to be issued is indeterminable once Note A is in default and the registration of the shares for the conversion of Note A is out of the control of the Company (Note 6(b)). The new Series "A" warrants have been classified as a liability according to paragraph 9 and 21 of EITF 00-19, with changes in fair value reported in earnings.

The conversion option of Note B allows the holder to convert the debt into equity shares at any time within a specified period at a specified conversion price. The conversion option is equivalent to a call option granted by the Company to the note holders to purchase the shares of the Company at a specified price within a specified time. However, after the occurrence of an event of default as defined in the promissory note, the conversion price shall be adjusted to 80% of the volume weighted average price of the Company's common shares for the five trading days prior to a conversion date. Accordingly, the conversion option should be separated from the host contract as it is not clearly and closely related to the host contract and should be recognized and measured at fair value. However, the total number of shares to be issued is indeterminable once Note A is in default and the registration of the shares for the conversion of Note A is out of the control of the Company (Note 6(b)). The conversion feature of the promissory note should be classified as a liability and measured at fair value in accordance with paragraphs 9 and 21 of EITF 00-19, with changes in fair value reported in earnings. If the conversion feature of the promissory note is ultimately settled in shares, any gains or losses on the conversion should also be included in earnings.

The impact on the balance sheet and income statement of the bifurcation of the new Series "A" warrants and the conversion feature of Note B for the six months period ended June 30, 2006 is summarized as follows:

                                                      Assets                       Liabilities
                                                  ---------------  --------------------------------------------

                                                   Discount on                                     Conversion
                                                   Issuance of                                     Feature of
                                                   Convertible      Convertible                   Convertible
                                                    Promissory       Promissory                    Promissory
                                                       Note            Notes         Warrants         Note
                                                  ---------------  --------------------------------------------

Balance as at December 31, 2005                              $--              $--         $  --          $  --

Issuance of convertible promissory
notes on June 21, 2006                                   108,580          150,000        76,363         32,216

Amortization of discount on note                          (2,011)              --            --             --

Changes in fair value recognized in the
statements of operations                                      --               --       118,081        112,228

                                                  ---------------  --------------------------------------------
Balance, June 30, 2006                                 $ 106,569        $ 150,000      $194,444       $144,444
                                                  ===============  ============================================


The fair values of the conversion feature of Note B at June 21, 2006 and June 30, 2006 are estimated using the Black-Shcoles option pricing model with weighted average assumptions as follows:

Risk free interest rate                                      4.42% to 4.47%
Expected life of the conversion feature in years        1.47 to 1.50 years
Expected volatility                                        126.3% to 132.0%
Dividend per share                                                   $0.00

Note 7 - Related Party Transactions

Unless disclosed elsewhere in these financial statements, the Company entered into the following related party transactions:

      (a) The Company has an amount of $888,809 due to Archer Pacific Management Inc. ("Archer Pacific"), a company controlled by a director of the Company. The amounts due to Archer Pacific represent advances and payments made by the director on behalf of the Company. The outstanding amounts are non-interest bearing, unsecured and due on demand.

      (b) The Company has an amount of $110,000 due to Hanxiong Cai, a director of the Company. The amounts represent advances and payments made by the director on behalf of the Company. The outstanding amounts are non-interest bearing, unsecured and due on demand.

      (c) The Company has an amount due to an ex-officer of $6,843 relating to expenses incurred on behalf of the Company. The outstanding amount is non-interest bearing, unsecured and due on demand.


Note 8 - Warrants

As of June 30, 2006, there were 1,299,258 Series "A" warrants, 1,299,258 Series "B" warrants and 555,556 New Series "A" warrants outstanding (Note 6). Each Series "A" warrant entitles the holder to purchase one share of the common stock of the Company at an exercise price of $0.52 per share until November 1, 2009. Each Series "B" warrant entitles the holder to purchase one share of the common stock of the Company at an exercise price of $0.66 per share until November 1, 2009 and each new Series "A" warrant entitles the holder to purchase one share of the common stock of the Company at an exercise price of $0.44 per share until June 21, 2011.

The fair value of the Series "A" warrants, Series "B" and new Series "A" warrants was $931,523 as of June 30, 2006.

The fair values of the warrants at June 21, 2006 and June 30, 2006 are estimated using the Black-Scholes option pricing model with weighted average assumptions as follows:

Risk free interest rate                                      4.42% to 4.47%
Expected life of the conversion feature in years         3.33 to 5.00 years
Expected volatility                                        130.8% to 132.0%
Dividend per share                                                    $0.00


Note 9 - Net income (loss) from contract rights

The net income (loss) from contract rights (Note 3) is as follows:

                                              Three months ended          Six months ended
                                             June 30,     June 30,     June 30,       June 30,
                                               2006         2005         2006           2005
----------------------------------------------------------------------------------------------

Sales                                      $ 1,982,044     $289,199   $ 2,206,196     $664,692
Cost of sales                                  225,110       36,506       253,853       76,569
                                           ------------------------   ------------------------
Gross profit                                 1,756,934      252,693     1,952,343      588,123
Operating expenses
     Sales commission                          191,833       43,380       216,013       99,704
     Management fees (Note 3)                  405,844      375,898       905,844      750,000
     Rent                                       37,446       36,204        74,718       72,407
                                           ------------------------   ------------------------
                                               635,123      455,482     1,196,575      922,111

Operating income (loss) before income tax    1,121,811     (202,789)      755,768     (333,988)
     Income tax                                200,411           --       200,411           --
                                           ------------------------   ------------------------
Net income (loss) from contract rights        $921,400  $  (202,789)     $555,357  $  (333,988)
                                           ========================   ========================

Note 10 - Earnings Per Share

The basic and diluted earnings per share for the quarter ended June 30, 2006 are the same. The outstanding convertible notes and warrants were not included in the calculation as the effect would be antidilutive.


Note 11 - Contingent Liabilities

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

Plan of operations

      On or about February 1, 2005, we completed the acquisition through an assignment of exclusive advertising contracts in Guangzhou located the southern region of the Peoples Republic of China, from Mr. Cai Hanxiong, proprietor of the Guangzhou Chuangrun Advertising Company Limited located in the Peoples Republic of China; Mr. Cai Hanxiong also controls the voting common stock of China Media1 Corp. (the "Company") after the transaction. Chuangrun Media Limited of Hong Kong is the original party to the two (2) airport contracts discussed below, and Guangzhou Chuangrun Advertising Company Limited, located in the Peoples Republic of China ("China") is the original party to the Guangzhou Mass Transit Railway ("MTR") pillar advertising contract. The two companies are collectively "Chuangrun". The assignment from Chuangrun includes rights to the following three contracts:

      (1) The Guangzhou New Baiyun Airport ("GZ Airport") Scrolling Advertising Signs Contract - the contract provides for the installation of 100 large size (1.5 meters x 5 meters) scrolling three-poster signs in the passenger terminal of one of the newest airports in Southern China. This generates a total of 300 poster spaces (three per sign). No revenues have been generated under this contract.

      (2) The Guangzhou Mass Transit Railway ("MTR") Pillar Advertising Contract
- the contract provides for pillar wrap around (diameter 1.5 to 1.7 meters, height 3 meters) advertising for 12 stations along the Guangzhou MTR system. The Company has generated revenue through this contract from January 2005.

      (3) The Guangzhou Baiyun Airport granted another contract to Chuangrun in March 2005 for an additional fifty (50) scrolling advertising light box locations along the entire domestic and international arrivals level outdoor loading area. The Company will install newly designed double-sided light boxes with six posters on each side. This generates a total of 600 poster spaces (twelve per sign). No revenues have been generated under this contract. The Company expects to have revenue generated from this contract from August 2006.

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

      We spent a lot of effort during the year to work with ActionView in perfecting the double-sided light boxes for the outdoor bus loading areas at the Guangzhou Baiyun International Airport. Five completed light boxes are going through outdoor weather testing to ensure its all weather operability. We will install a first batch of five boxes when the outdoor weather testing is satisfactory and it will take 3 to 4 weeks to complete the installation of all fifty light boxes. Once installation starts Chi Shang Ling Yue is obliged to pay the balance of 30,656,000 Renminbi (approx. US$ 3.78 million) of the contract within 30 days of completion. Also once installation has started, our project manager Chuangrun will also start to market the remaining 20 outdoor signs not committed to Chi Shang Ling Yue.

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

      In January, 2006 we acquired a contract to install 12 large and 24 regular size scrolling light boxes at Shenzhen Baoan International Airport ("SZ Airport") by the issuance of 10 million restricted shares to Guangzhou Titan Media. Shenzhen is the first Special Economic Zone in China. Established in the early 80's, it had grown from a fishing village just outside of Hong Kong into a metropolis of over 10 million residents. The Airport is 35 km outside of Shenzhen city and serves a total population of about 25 million. It is the 5th busiest airport in China with 16 million passengers in 2005, ranking behind Beijing, Shanghai Pudong, Guangzhou and Shanghai Hongqui. In March, we installed 3 large size light boxes at the entrances of Building "A" Departure Level of the Airport. This is our first on location installation at an airport and we have gained invaluable experience through the exercise. In April we installed another 5 large size light boxes at the entrances of Building "B" Departure Level of the Airport. We have started signing up advertising clients, with a starting date of July 2006. We currently have Motorola, Samsung and Tissot at the Departure Level signs and fourteen more signs will be installed at the Arrival Level before the end of August. Once that is complete, the Agricultural Bank of China has committed to take one poster on all 22 signs: 8 at Departure and 14 at Arrival.

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

Results of Operations

Restatement

The Company intends to restate the deferred financing cost and discount on issuance of the November 2005 convertible promissory notes on the balance sheet as of December 31, 2005 from $155,258 and $580,764 to $nil and $nil respectively because that the gross revenue derived from the contract rights for the period ended December 31, 2005 could not meet one of the criteria considered as an event of default under the November 2005 convertible promissory notes. The November 2005 convertible promissory notes become due and payable upon demand from holders after an event of default (Note 6(b)). Accordingly, the Company intends write off the remaining amount of the deferring financing cost of $155,258 and discount of convertible promissory note of $580,764 as of December 31, 2005.

The net effect of the error was a decrease in total assets and total stockholders' equity by $736,022 on the balance sheet as of December 31, 2005 and an increase in net loss of $736,022 to $2,659,385 for the year ended December 31, 2005. The net loss per share was increased to $0.08.

On the other hand, the net effect of the error was a reduction in net loss of $736,022 to $4,228,787 for the three month period ended March 31, 2006 with no change on the balance sheet as of March 31, 2006. The net loss per share was decreased to $0.12.

For the three months ended June 30, 2006 versus June 30, 2005

Net Income (loss) from contract rights

Revenues

Revenues from our MTR advertising contracts for the three month period ended June 30, 2006 increased to $1,982,044 from $289,199 for the three month period ended June 30, 2005. This increase is primarily attributable to the increase in revenue from the MTR advertising contracts and the revenue of $63,759 derived from the SZ Airport advertising contracts.

Cost of Sales

Cost of sales increased to $225,110 for the three months ended June 30, 2006 from $36,506 for the three months ended June 30, 2005. This increase is primarily attributable to the increase in the production cost of the posters for the light boxes and the pillar wrap advertising materials following the increase in sales revenue.

Sales Commission

We pay sales commissions when we collect our receivables. We are responsible for the payments to Chuangrun for sales commissions earned by their employees. Sales commissions are 5%, 10% and 15% in 2005 and 3%, 5% and 10% in 2006 and 2007, respectively,, for sales generated through existing client accounts, new advertising agencies and new customers, respectively. Sales commission increased to $191,833 for the three months ended June 30, 2006 from $43,380 for the three months ended June 30, 2005 following the increase in sales revenue.

Management fees

In connection with our operating agreement with Chuangrun, we are required to pay management fees in the amount of $1,500,000 in 2005, $2,000,000 in 2006 and $3,000,000 in 2007 and onwards for the management of GZ airport and MTR contracts. These fees are intended to cover the salaries of our Chief Executive Officer and key management in China and other operating expenses in China. Due to the start-up nature of the business, Chuangrun agrees to charge the management fees based on 20% of the advertising revenue effective from April 1, 2006 up to the annual amount as stated in the original operating contract.

The Company has also agreed to pay management fees of US$100,000 per quarter to Chuangrun beginning in the second quarter of 2006 as compensation for Chuangrun acting as agent for the SZ Airport contract. The management fees include all daily operating expenses, but do not include project deposits and upfront fees. Due to the start-up nature of the business, Chuangrun subsequently agreed to charge the management fees based on 20% of the advertising revenue effective from April 1, 2006 up to the annual amount as stated in the original operating contract.

Our management fees to Chuangrun increased to $405,844 for the three months ended June 30, 2006 from $375,898 for the three months ended June 30, 2005 due to the inclusion of the management fee for SZ Airport contract in 2006.

Net Income (Loss)

We recognized net income (from contract rights) of $921,400 for the three months ended June 30, 2006 as compared to a net loss of $202,789 for the three months ended June 30, 2005. This increase is attributable to the increase in revenue from the MTR and SZ Airport advertising contracts together with limitation of the management fee to 20% of the advertising revenue in the quarter ended June 30, 2006.

For the six months ended June 30, 2006 versus June 30, 2005

Net Income (loss) from contract rights

Revenues

Revenues from our MTR advertising contracts for the six month period ended June 30, 2006 increased to $2,206,196 from $664,692 for the six month period ended June 30, 2006. This increase is primarily attributable to the increase in revenue from the MTR advertising contracts and the revenue of $63,759 derived from the SZ Airport advertising contracts.

Cost of Sales

Cost of sales increased to $253,853 for the six months ended June 30, 2006 from $76,569 for the three months ended June 30, 2005. This increase is primarily attributable to the increase in the production cost of the posters for the light boxes and the pillar wrap advertising materials following the increase in sales revenue.

Sales Commission

We pay sales commissions when we collect our receivables. We are responsible for the payments to Chuangrun for sales commissions earned by their employees. Sales commissions are 5%, 10% and 15% in 2005 and 3%, 5% and 10% in 2006 and 2007, respectively,, for sales generated through existing client accounts, new advertising agencies and new customers, respectively. Sales commission increased to $216,013 for the six months ended June 30, 2006 from $99,704 for the six months ended June 30, 2005.

Management fees

Our management fees to Chuangrun increased to $905,844 for the six months ended June 30, 2006 from $750,000 for the six months ended June 30, 2005 due to the inclusion of the management fee for SZ Airport contract in 2006.

Net Income (Loss)

We recognized net income (from contract rights) of $555,357 for the six months ended June 30, 2006 as compared to a net loss of $333,988 for the six months ended June 30, 2005. This increase is attributable to the increase in revenue from the MTR and SZ Airport advertising contracts together with limitation of the management fee to 20% of the advertising revenue starting from the quarter ended June 30, 2006.


Liquidity and Working Capital

      We had a working capital deficiency of $2,769,561 as of June 30, 2006 and $2,892,739 (restated) as of December 31, 2005. We had cash of $43,766 as of June 30, 2006, compared to cash of $6,974 as of December 31, 2005. The difference results primarily from the issuance of $150,000 of convertible promissory notes during the three month period ended June 30, 2006.

      Our operating activities provided $296,753 for the six months ended June 30, 2006 as compared to $503,328 used during the six months ended June 30, 2005.

      Net cash flows used in investing activities was $908,868 for the six month period ended June 30, 2006 as compared to $315,195 provided by investing activities for the six months ended June 30, 2005. These cash flows were related to the deposit of RMB2,880,000 ($360,317) placed with SZ airport according to the terms of the advertising contract.

      Net cash flows provided by financing activities was $648,907 for the six month period ended June 30, 2006 as compared to $186,449 for the six months ended June 30, 2005.

      During the three months ended June 30, 2006, the Company has a net income of $193,112, has a working capital deficit of $2,769,561 and a shareholders deficiency of $2,482,645. During the year ended December 31, 2005, the Company has incurred net losses of $2,659,385 (restated) and has a working capital deficiency of $2,892,739 (restated) and a shareholders deficiency of $2,782,584 (restated). These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are to raise equity financing as required. There are no assurances that the Company will be successful in this regard. The Company is in default on its promissory notes and requires additional funds to maintain operations.

RISKS RELATED TO OUR SECURITIES

Our stock may be affected by limited trading volume and may fluctuate significantly in price.

      Our common stock is traded on the NASD OTC Bulletin Board. Trading in our stock has been limited and there can be no assurance that an active trading market for our stock will develop. As a result, this could adversely affect our shareholders' ability to sell our common stock in short time periods, or possibly at all. Thinly traded shares can be more volatile than shares traded in an active public market. The average daily trading volume of our common stock in June 2006 was 54,029 shares. The closing price of our common stock in 2006 has ranged from $0.24 and $0.43 per share. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance.

We have issued a substantial number of securities convertible into shares of our common stock which will result in substantial dilution to the ownership interests of our existing stockholders.

         As of August 1, 2006, approximately 10,336,000 shares of our common stock were reserved for issuance upon exercise or conversion of the following securities: (i) 6,209,390 shares representing approximately 175% of the number of shares of common stock issuable upon conversion in full of the outstanding convertible promissory notes dated November 1, 2005 (without regard to any limitations on conversion); (ii) 2,498,574 shares, representing the shares of common stock issuable upon exercise of in full of the warrants issued to the holders of the convertible promissory notes dated November 1, 2005 (without regard to any limitations on exercise); (iii) 99,942 shares issuable upon exercise of the warrants issued to the broker in connection with the issuance of the convertible promissory notes dated November 1, 2005; (iv) 972,222 shares representing 175% of the number of shares of common stock issuable upon full conversion of the outstanding promissory notes dated June 21, 2006 (without regard to limitation upon conversion); and (v) 555,556 shares representing the shares of common stock issuable upon exercise in full of the warrants issued to the holders of the convertible promissory notes dated June 21, 2006.

         The exercise or conversion of these securities will result in a significant increase in the number of outstanding shares and substantially dilute the ownership interests of our existing shareholders.

A substantial number of our convertible securities are convertible into shares of common stock at a variable conversion price as a discount to market price. Most of these shares are eligible for public resale. The trading price of our common stock and our ability to raise additional financing may be adversely affected by the influx into the market of such a substantial number of shares.

Due to an event of default, our outstanding November 2005 convertible notes are presently convertible into common stock at a variable per share conversion price of 80% of the volume weighted average price of our common shares for the five trading days prior to a conversion date, which is less than the current trading price of our shares. Although many of the shares issuable upon conversion of our convertible warrants are eligible for public resale under Securities and Exchange Commission Rule 144, we have agreed to file a registration statement to cover the public resale of all of these shares. This significant increase in number of shares available for public sale may have a negative impact on the trading price of our shares and substantially dilute the ownership interest of our existing shareholders. In order to raise additional financing we would likely be required to issue additional shares of common stock or securities convertible into common stock at a purchase or conversion price as applicable, of less than our market price. To the extent these factors are viewed negatively by the market, it may provide an incentive for persons to execute short sales of our common stock that could adversely affect the trading price of our common stock.

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

RISKS RELATED TO OUR BUSINESS

There is substantial doubt about our ability to continue as a going concern.

      During the six months ended June 30, 2006, the Company has incurred recurring losses of $4,035,675, has a working capital deficit of $2,769,561 and a shareholders deficiency of $2,482,675. During 2005, we incurred recurring operating losses of $2,659,385 (restated) and has a working capital deficiency of $2,882,739 (restated) and a shareholders deficiency of $2,782,584 (restated) at December 31, 2005. These conditions raise substantial doubt about our ability to continue as a going concern. Management's plans in this regard are to raise equity financing as required. There are no assurances that we will be successful in this regard. We are in default on our promissory notes and require additional funds to maintain operations.

      If future operations are unprofitable, we will be forced to develop another line of business, or to finance its operations through the sale of assets it has, or enter into the sale of stock for additional capital, none of which may be feasible when needed. We have no specific management ability or financial resources or plans to enter any other business as of this date.

We recognize our revenues in Chinese dollars and as such our results are subject to currency fluctuations.

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

We may need additional financing.

      We believe we have sufficient capital to meet our short-term cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934. However, if losses continue we may have to seek loans or equity placements to cover longer term cash needs to continue operations and expansion.

      No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to us to allow us to cover operation expenses.

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

Any projections used in this quarterly filing may not be accurate.

      Any and all projections and estimates contained in this quarterly filing or otherwise prepared by us are based on information and assumptions which management believes to be accurate; however, they are mere projections and no assurance can be given that actual performance will match or approximate the projections.

Because stock ownership is concentrated, you and other investors will have minimal influence on stockholders' decisions.

      Assuming that issued convertible notes and outstanding warrants have not been converted or exercised, our executive officers and/or their affiliated companies directly or beneficially own approximately 52% of our outstanding common stock as of August 14, 2006. As a result our executive officers may be able to significantly influence the management of the company and all matters requiring stockholder approval, including the election of directors. Such concentration of ownership may also have the effect of delaying or preventing a change in control of our company.

Our directors and executive officers control the company.

      Our directors, executive officers and/or their affiliated companies directly or beneficially own approximately 23,338,235 shares or approximately 53% of our outstanding common stock. Accordingly, these persons, as a group, may be able to exert significant influence over the direction of our affairs and business, including any determination with respect to our acquisition or disposition of assets, future issuances of common stock or other securities, and the election of directors. Such a concentration of ownership may also have the effect of delaying, deferring, or preventing a change in control of the company.

Item 3. Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to the Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by them in the reports that we file under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Prior the end of this period, we hired an accountant licensed in both China and Canada and with significant experience in US GAAP accounting. We feel this event significantly improves our internal controls and provides for effective communication and disclosure between our representatives in China, Canada and the U..S.

There were no significant changes in the Company's internal controls or in the other factors that could significantly affect those controls since the most recent evaluation of such controls.


                           PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

            None.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

            Please refer to our Current Report on Form 8-K dated June 21, 2006 .

Item 3.     Defaults Upon Senior Securities.

            None.

Item 4.     Submission of Matters to a Vote of Security Holders.

            None.

Item 5.     Other Information.

            None.

Item 6.     Exhibits.

Exhibit No.                             Description
------------  -----------------------------------------------------------------
3.1           Articles of Incorporation (1)
3.2           Bylaws (Amended) (2)
4.1           Specimen Stock Certificate (1)
10.1          Agreement  dated May 18, 2005 between Westcap  Securities,  Inc.
              and China Media1 Corporation (3)
10.2 Amended and Restated Operating Agreement dated October 10, 2005 between Chuangrun Media Company Limited, Guangzhou Chuangrun Advertising Co. Ltd. and China Media 1. Corp.(4)
10.3 Guangzhou New Baiyun Airport Bus Waiting Area Electronic Light Box Advertising Contract dated as of April 5, 2005 between Guangzhou Chuangrun Advertising Company Limited and Chi Shang Ling Yue Advertising Company Limited. (5)
10.4 Guangzhou New Baiyun Airport Electronic Light Box Advertising Contract dated as of May 26, 2005 between Guangzhou Chuangrun Advertising Company Limited and Chi Shang Ling Yue Advertising Company Limited. (5)
10.5 Agreement by and Between Chuangrun Media Limited and Actionview Far East Limited. (5)
10.6 Subscription Agreement dated November 1, 2005 by and among China Media1 Corp. and the subscribers set forth therein (4)
10.7          Form of Convertible Promissory Note dated November 1, 2005 (4)
10.8          Form of Series A Warrant (4)
10.9          Form of Series B Warrant (4)
10.10         Agreement  dated March 11, 2005  between  The  Guangzhou  Baiyan
              International   Airport   Company   Limited  and  The  Guangzhou
              Chuagrun Media Company Limited (6)
10.11         Agreement  dated November 28, 2004 between The Guangzhou  Baiyan
              International   Airport   Company   Limited  and  The  Guangzhou
              Chuagrun Media Company Limited (6)
10.12 Agreement dated November 28, 2004 between The Guangzhou MRT (Mass Transit Railway) Company of Guangdong, the People's Republic of China and The Guangzhou Chuagrun Media Company Limited (6)
10.13 Agreement dated January 16, 2006 between Guangzhou Titan Media Company Ltd. and Shenzhen City Airport Advertising Company Limited. (7)
10.14         Agreement   dated  January  2006  between  China  Media1  Corp.,
              Guangzhou Titan Media Company Ltd.  (7)
10.15         Operating  Agreement  dated  February  28,  2006  by  and  among
              Guangzhou Titan Media Company Limited, Guangzhou Chuangrun Advertising Co. Ltd. and China Media1 Corp. (7)
10.16 Subscription Agreement dated as of June 21, 2006 by and between China Media1 Corp. and the subscriber set forth therein. (8)
10.17         Form of Convertible Promissory Note dated June 21, 2006. (8)
10.18         Form of Series A Warrant dated June 21, 2006. (8)
31.1 Certification of Hanxiong Cai, Chief Executive Officer and Chairman of the Board of Directors of China Media1 Corp., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Danny C. Hon, Chief Financial Officer of China Media1 Corp., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
32.1 Certification of Hanxiong Cai, Chief Executive Officer and Chairman of the Board of Directors of China Media1 Corp., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.
32.2 Certification of Danny C. Hon, Chief Financial Officer of China Media1 Corp., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.
------------

(1) Filed as an Exhibit to the Company's Registration Statement on Form SB-2, dated October 29, 2002 and filed in form 8-K on February 3, 2005 for the change of company name and authorized capital, and incorporated herein by this reference.
(2) Filed as an Exhibit to the Company's Form 10-QSB for the Quarterly period ended March 31, 2003.
(3) Filed as an Exhibit to the Company's Form 10-QSB for the Quarterly period ended March 31, 2005.
(4) Filed as an Exhibit to the Company's Current Report on Form 8-K dated November 1, 2005.
(5) Filed as an Exhibit to the Company's Current Report on Form 8-K dated June 17, 2005.
(6) Filed as an Exhibit to the Company's Registration Statement on Form SB-2 (file no. 333-130392) on December 16, 2005 and declared effective on January 5, 2005.
(7) Filed as an Exhibit to the Company's Current Report on Form 8-K dated January 16, 2006.
(8) Filed as an Exhibit to the Company's Current Report on Form 8-K dated June 21, 2006.

---------
*Previously Filed
**Filed Herewith

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CHINA MEDIA1 CORP.

Dated August 17, 2006

                                   By  /s/  Hanxiong Cai
                                     ----------------------------------
                                       Hanxiong Cai
                                       Chief Executive Officer and Chairman
                                   of the Board of Directors
                                   (Principal executive officer)

                                   By  /s/  Danny C. Hon
                                     ----------------------------------
                                       Danny C. Hon
                                       Chief Financial Officer
                                    (Principal financial and accounting officer)