Form 10KSB/A
period 2005-12-31
CHINA MEDIA1 CORP.
filed 2006-10-18
CIK 1202081

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

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

      Documents Incorporated by Reference: None.

      Transitional Small Business Disclosure Format: No.

                                EXPLANATORY NOTE

      China Media1 Corp. is filing this Form 10-KSB/A to its Annual Report on Form 10-KSB for the year ended December 31, 2005, as originally filed with the SEC on May 31, 2006, to restate the deferred financing cost and discount on issuance of convertible promissory notes on the balance sheet as of December 31, 2005 from $155,258 and $580,764 to $nil and $nil respectively. As the gross revenue derived from the contract rights for the period ended December 31, 2005 did not meet one of the criteria considered as an event of default of the convertible promissory notes, the promissory notes become repayable upon demand from the holders. See Note 6 of the notes to the financial statements for details. The Company thus has written-off the remaining amount of the deferring financing cost of $155,258 and discount of convertible promissory note of $580,764 as of December 31, 2005. We originally wrote-off these costs in our quarterly report for the three month period ended March 31, 2006. We are filing revised financial information for the three month period ended March 31, 2006 to reflect these changes.

The net effect of the restatement was a decrease in total assets and an increase in total stockholders' deficiency by $736,022 on the balance sheet as of December 31, 2005 and an increase in net loss of $736,022 to $2,659,385 for the year ended December 31, 2005. The net loss per share was increased to $0.08 from $0.06.

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

RISKS RELATED TO OUR BUSINESS

Going concern

      During 2005, the Company has incurred recurring operating losses of $2,659,385 and has a working capital deficiency of $3,750,249 and a shareholders deficiency of $2,782,584 at December 31, 2005. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are to raise equity financing as required. There are no assurances that the Company will be successful in this regard. The Company is in default on its promissory notes and requires additional funds to maintain operations.

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

Results of Operations

      The Company incurred a net loss of $2,659,385 for the year ended December 31, 2005 as compared to a loss of $67,343 for the year ended December 31, 2004. This was mainly due to the net loss from contract rights of $582,898, the change in fair value of conversion feature of promissory notes of $408,076 (non-cash), change in fair value of warrants of $390,892 (non-cash), deferred financing cost of $175,959 and discount on issuance of convertible notes of $658,199 (non-cash). Operating expenses incurred in the current year were higher than those incurred in the prior fiscal year was due to the fact that the Company was in a development stage with no revenue until January 2005.

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

During the year, the Company has incurred recurring operating losses of $2,659,385 and has a working capital deficiency of $3,750,249 and a shareholders deficiency of $2,782,584 at December 31, 2005. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are to raise equity financing as required. There are no assurances that the Company will be successful in this regard. The Company is in default on its promissory notes and requires additional funds to maintain operations.

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

                        REPORT OF INDEPENDENT REGISTERED
                             PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of China Media1 Corp.
(formerly Eagle River Mining Corp.)

We have audited the balance sheets of China Media1 Corp. (formerly Eagle River Mining Corp.) as at December 31, 2005 and the statements of operations and comprehensive loss, stockholders' equity (deficiency) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion in these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects the restated financial position of the Company as at December 31, 2005 and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

As more fully described in Note 6, subsequent to the issuance of the Company's financial statements for the year ended December 31, 2005 and our initial report thereon dated April 25, 2006, discovery of facts existing at the date of our report resulted in a restatement of certain amounts in the financial statements. Our previous report dated April 25, 2006 has been withdrawn and the above referenced financial statements have been restated to reflect the write-off of the remaining deferred financing costs and discount of the convertible promissory note as of December 31, 2005 which resulted in a decrease in total assets and an increase in total stockholders' deficiency of $736,022 on the balance sheet as of December 31, 2005 and an increase in net loss of $736,022 for the year ended December 31, 2005.

As discussed in Note 1 to the financial statements, the Company's recurring losses from operations and working capital deficiency raise substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada                                         /s/ Ernst & Young LLP
April 25, 2006                                            Chartered Accountants
(except for Note 6 which is
as of September 29, 2006)

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




Vancouver, Canada                          /s/ Moore Stephens Ellis Foster Ltd.
March 22, 2005                                            Chartered Accountants

                               CHINA MEDIA1 CORP.
                       (formerly Eagle River Mining Corp.)
                                 BALANCE SHEETS
                           December 31, 2005 and 2004
                      (Going Concern Uncertainty - Note 1)
                           (Expressed in U.S. Dollars)

                                                                               2005           2004
------------------------------------------------------------------------ -- ------------ -- ---------
                                                                            (restated -
                                                                              Note 6)
ASSETS

Current assets
  Cash and cash equivalents                                              $        6,974  $     3,267
  Demand note receivable from related party                                           -      181,208
  Prepaid expenses                                                               24,270            -
------------------------------------------------------------------------ -- ------------ -- ---------
Total current assets
                                                                                 31,244      184,475
Property, plant and equipment, net of accumulated depreciation of
$8,287 (Note 5)                                                                  75,297            -
Due from common control affiliate (Note 4)                                      892,368            -
------------------------------------------------------------------------ -- ------------ -- ---------
                                                                                967,665            -
------------------------------------------------------------------------ -- ----------- -- ---------
Total assets                                                             $      998,909  $   184,475
======================================================================== == ============ == =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payables                                                      $       83,709  $     5,830
  Interest payable on convertible promissory note (Note 6)                       16,142            -
  Due to common control affiliate (Note 4)                                      605,487            -
  Due to related party (Note 7)                                                 559,450      153,760
  Income tax payable (Note 11)                                                  185,038            -
  Convertible note due to related party (Note 7)                                      -       20,000
  Fair value of convertible promissory notes (Note 6)                           874,500            -
  Fair value of conversion feature of convertible promissory notes
   (Note 6)                                                                     599,657            -
  Fair value of warrants (Note 6)                                               857,510            -
------------------------------------------------------------------------ -- ------------ -- ---------
                                                                              3,781,493      179,590
------------------------------------------------------------------------ -- ------------ -- ---------
Commitments and contingencies (Note 3 and 12)                                         -            -

Stockholders' equity (deficiency):
  Common Stock, 1,500,000,000 shares authorized, par value of $0.00005 per share, 34,003,333 shares issued and outstanding (2004: 30,140,000)
    (Note 8)                                                                      1,700        1,507
  Additional paid-in capital (Note 8a)                                           51,912      112,696
  Accumulated deficit                                                        (2,836,196)    (109,318)
------------------------------------------------------------------------ -- ------------ -- ---------
Total stockholders' equity (deficiency)                                      (2,782,584)        4,885
------------------------------------------------------------------------ -- ------------ -- ---------
Total liabilities and stockholders' equity                               $      998,909  $   184,475
======================================================================== == ============ == =========

    The accompanying notes are an integral part of these financial statements

                               CHINA MEDIA1 CORP.
                       (formerly Eagle River Mining Corp.)
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                 For the years ended December 31, 2005 and 2004
                           (Expressed in U.S. Dollars)

                                                                         2005             2004
----------------------------------------------------------------- -- -------------- -- ------------
                                                                      (restated -
                                                                        Note 6)
Operating expenses:
     Depreciation                                                            8,287               -
     General and administrative                                            216,723          77,983
     Interest expense (Note 7)                                              33,313               -
----------------------------------------------------------------- -- -------------- -- ------------
     Total operating expenses                                              258,323          77,983
----------------------------------------------------------------- -- -------------- -- ------------
Operating Loss
                                                                         (258,323)        (77,983)

Other income and expenses
    Discount on issuance of convertible promissory notes (Note 6)        (658,199)               -
    Change in fair value of conversion feature of promissory
      notes (Note 6)                                                     (408,076)               -
    Change in fair value of warrants (Note 6 and 9)                      (390,892)               -
    Deferred financing costs (Note 6)                                    (175,959)               -
    Other income                                                                 -          10,640
    Net loss from contract rights (Note 10)                              (582,898)               -
----------------------------------------------------------------- -- -------------- -- ------------
                                                                       (2,216,024)          10,640
----------------------------------------------------------------- -- -------------- -- ------------
Loss before income tax
                                                                       (2,474,347)        (67,343)
Income tax (Note 11)                                                     (185,038)               -
----------------------------------------------------------------- -- -------------- -- ------------
Net loss and comprehensive loss                                   $    (2,659,385)  $     (67,343)
================================================================= == ============== == ============

Net loss per share - basic and diluted                            $         (0.08)  $       (0.00)
                                                                  == ============== == ============
Weighted average number of common shares outstanding:
- basic and diluted                                                     33,735,589      30,140,000
                                                                  == ============== == ============

    The accompanying notes are an integral part of these financial statements

                               CHINA MEDIA1 CORP.
                       (formerly Eagle River Mining Corp.)
           STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                 For the years ended December 31, 2005 and 2004
                           (Expressed in U.S. Dollars)
                               (restated - Note 6)

                                                                                                                         Total
                                                                         Additional                                 stockholders'
                                                       Common stock        paid-in   Accumulated    Comprehensive       equity
                                                     Shares     Amount     capital      Deficit          Loss        (deficiency)
-------------------------------------------------- ----------- --------- ----------- ------------- ---------------- ---------------
Balance, December 31, 2003                         30,140,000   $ 1,507   $  73,177   $  (41,975)  $          -      $     32,709
Imputed interest calculated on advances from
stockholders                                                -         -       9,519             -                            9,519
Fair value of services provided by officers and
directors                                                   -         -      30,000             -                           30,000
Net loss                                                    -         -           -      (67,343)       (67,343)           (67,343)
-------------------------------------------------- ----------- --------- ----------- ------------- ---------------- ---------------
Total comprehensive loss                                                                                (67,343)

Balance, December 31, 2004                         30,140,000     1,507     112,696     (109,318)                            4,885
Issuance of common stock upon the conversion of
loan                                                   80,000         4      19,996             -                           20,000
Issuance of common stock for acquisition of
Airport and MTR projects                            3,700,000       185   (132,692)      (67,493)                        (200,000)
Issuance of common stock for 4% commission  on
convertible notes                                                     4      34,995             -                           34,999
Imputed interest calculated on due to related
parties - others                                            -         -      16,917             -                           16,917

Net loss                                                    -         -           -   (2,659,385)    (2,659,385)        (2,659,385)
-------------------------------------------------- ----------- --------- ----------- ------------- ---------------- ---------------
Total comprehensive loss                                                                           $ (2,659,385)
                                                                                                   ================
Balance, December 31, 2005                          34,003,333 $   1,700 $   51,912  $(2,836,196)                   $   (2,782,584)
================================================== =========== ========= =========== =============                  ===============

    The accompanying notes are an integral part of these financial statements

                               CHINA MEDIA1 CORP.
                       (formerly Eagle River Mining Corp.)
                            STATEMENTS OF CASH FLOWS
                 For the years ended December 31, 2005 and 2004
                           (Expressed in U.S. Dollars)

                                                                          2005             2004
------------------------------------------------------------------- - -------------- -- -----------
                                                                       (restated -
                                                                         Note 6)
Cash flows from operating activities
  Net loss                                                            $(2,659,385)   $   (67,343)
  Adjustments to reconcile net loss to net cash used in operating activities
    Depreciation                                                            8,287             --
    Discount on issuance of convertible promissory notes                  658,199             --
    Change in fair value of conversion feature of convertible
promissory notes                                                          408,076             --
    Change in fair value of warrants                                      390,892             --
    Deferred financing costs                                              175,959             --
    Fair value of officer compensation                                         --         30,000
    Imputed interest expense                                               16,917          9,519
    Changes in operating assets and liabilities
      Increase in prepaid expenses                                        (24,270)            --
      Increase in accounts payable                                         77,879          5,830
      Increase in income tax payable                                      185,038             --
      Increase in debenture interest payable                               16,142             --
-------------------------------------------------------------------   -----------    -----------
  Net cash used in operating activities                                  (746,266)       (21,994)
-------------------------------------------------------------------   -----------    -----------
Cash flows from investing activities
  Purchase of fixed assets                                                (83,584)            --
  Cash paid to acquire contracts                                         (200,000)            --
  Due from related party                                                 (286,881)            --
  Advances under demand note receivable                                        --         (9,662)
-------------------------------------------------------------------   -----------    -----------
  Net cash flows used in investing activities                            (570,465)        (9,662)
-------------------------------------------------------------------   -----------    -----------
Cash flows from financing activities
  Advances from related party - others                                    586,898         11,231
  Proceeds from issuance of convertible notes, net                        733,540             --
  Proceeds from issuance of convertible note to related party                  --         20,000
-------------------------------------------------------------------   -----------    -----------
  Net cash flows provided by financing activities                       1,320,438         31,231
-------------------------------------------------------------------   -----------    -----------
Increase (decrease) in cash and cash equivalents
                                                                            3,707           (425)
Cash and cash equivalents - beginning of year                               3,267          3,692
-------------------------------------------------------------------   -----------    -----------
Cash and cash equivalents - end of year                               $     6,974    $     3,267
===================================================================   ===========    ===========
Supplemental Information :
Cash paid for :
    Interest expense paid in cash                                     $        --     $       --
    Income taxes paid in cash                                                  --             --
Non-cash investing and financing activities:
    Demand note receivable from related party settled in exchange
    for due to related parties - other                                    181,208             --
    Convertible note due to related party converted into common
    stock                                                                  20,000             --
    Issuance of common stock for payment of note issuance costs            34,999             --
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

Going Concern Uncertainty

These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business for the foreseeable future. During the year ended December 31, 2005, the Company has incurred recurring operating losses of $2,659,385 and has a working capital deficiency of $3,750,249 and a shareholders deficiency of $2,782,584 at December 31, 2005. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are to raise equity financing as required. As discussed in note 6, the Company is in default on its promissory notes and requires additional funds to maintain operations. These financial statements do not include any adjustments to the carrying value and classification of assets and liabilities that would be necessary should the Company be unable to continue operations as a going concern.

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
                                                    ===========

Note 6 - Convertible Notes

(a) Correction of Error - Restatement

The Company has restated the deferred financing cost and discount on issuance of convertible promissory notes on the balance sheet as of December 31, 2005 from $155,258 and $580,764 to $nil and $nil respectively. As the gross revenue derived from the contract rights for the period ended December 31, 2005 did not meet one of the criteria considered as an event of default of the convertible promissory notes, the promissory notes become repayable upon demand from the holders. The Company thus has written-off the remaining amount of the deferring financing cost of $155,258 and discount of convertible promissory note of $580,764 as of December 31, 2005. The net effect of the restatement was a decrease in total assets and an increase in total stockholders' deficiency by $736,022 on the balance sheet as of December 31, 2005 and an increase in net loss of $736,022 to $2,659,385 for the year ended December 31, 2005. The net loss per share was increased to $0.08 from $0.06.

(b) Convertible Promissory Notes Issued on November 1, 2005

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

In connection with the offer and sale of the notes and the warrants, the Company paid $52,470 in broker's commission, a four percent restricted stock commission on the sale of the convertible notes at a value of $34,999, a five percent cash commission to be paid on any cash proceeds received by the Company on the exercise of any Series "A" or "B" warrants, Series "A" warrants to purchase up to 49,971 shares of the common stock of the Company and Series "B" warrants to purchase up to 49,971 shares of the common stock of the Company. The Company also paid $17,490 in due diligence and $71,000 on legal, regulatory filing and professional fees for the transaction. These deferred financing costs, totaling $175,959, have been written off as a result of the fact that the gross revenue derived from the contract rights for the period ended December 31, 2005 did not meet one of the criteria considered as an event of default of the convertible promissory notes. The promissory notes become repayable upon demand from the holders.

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

The impact on the balance sheet and income statement of the bifurcation of the warrants and the conversion feature of the convertible promissory notes is summarized as follows:

                                           Assets           Liabilities
                                         ------------  -----------------------------------

                                          Discount on                         Conversion
                                         Issuance of                          Feature of
                                          Convertible   Convertible           Convertible
                                          Promissory    Promissory            Promissory
                                            Note          Notes     Warrants     Note
                                         ------------  -----------------------------------
Bifurcated amounts upon issuance
based upon relative fair values                  $ -     $ 216,301  $ 466,618   $ 191,581

Presentation of discount on issuance
of convertible promissory notes as
an asset                                     658,199       658,199          -           -
                                         ------------  -----------------------------------

Balance as at November 1, 2005               658,199       874,500    466,618     191,581

Write off of discount
in the statements of operations
as a result of default                      (658,199)            -          -           -

Changes in fair value recognized in the
statements of operations                           -             -    390,892     408,076
                                         ------------  -----------------------------------

Balance as at December 31, 2005                    -       874,500    857,510     599,657
                                         ============  ===================================

The relative fair value of the conversion feature of the promissory note of $774,557 and the warrants of $1,000,429 have been bifurcated from the debt host as of November 1, 2005 and as a result, the Company recorded a discount of $658,199 on issuance of the promissory note. The discount on issuance of the promissory note, $658,199, has been written off as a result of the fact that the gross revenue derived from the contract rights for the period ended December 31, 2005 did not meet one of the criteria considered as an event of default of the convertible promissory notes. The promissory notes become repayable upon demand from the holders. The Company also wrote off the related deferring financing cost of $175,959.

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
                                                    ============== ===========

The difference between income taxes at statutory rates and the amount presented in the financial statements for the years ended December 31, 2005 and 2004 is a result of the following approximated amounts:

                                         Amount                    Tax rates
                                -------------------------  --------------------
                                     2005         2004        2005      2004
                                 (restated -
                                   Note 6)

Tax at U.S. statutory rate       $ (930,785)   $ (23,570)    -35.00%   -35.00%
China taxes                         185,038            -       9.65%     0.00%
Other                                     -       23,570       0.00%    35.00%
                                -------------------------  --------------------
                                   (354,759)           -     -25.35%     0.00%
Less: valuation allowance           930,785            -      35.00%     0.00%
                                -------------------------  --------------------
Income tax payable                $ 185,038          $ -       9.65%     0.00%
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

10.11 Agreement dated November 28, 2004 between The Guangzhou Baiyan International Airport Company Limited and The Guangzhou Chuangrun Media Company Limited. (7)

10.12 Agreement dated November 28, 2004 between The Guangzhou MRT (Mass Transit Railway) Company of Guangdong, the People's Republic of China and The Guangzhou Chuangrun Media Company Limited. (7)

14.   Code of Business Conduct and Ethics. (8)

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

(4) Filed as an Exhibit to the Company's Current Report on Form 8-K dated November 1, 2005.

(5) Filed as an Exhibit to the Company's Current Report on Form 8-K dated June 17, 2005.

(6) Filed as an Exhibit to the Company's Current Report on Form 8-K dated May 5, 2005.

(7) Filed as an Exhibit to the Company's Registration Statement on Form SB-2 (file no. 333-130392) on December 16, 2005

(8) Filed as an Exhibit to the Company's Annual Report on Form 10KSB for the year ended December 31, 2005.

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


Signatures            Title                                                 Date
---------------------------------------------------------------------------------------
/s/ Hanxiong Cai      Chief Executive Officer, Director                October 11, 2006
--------------------- (Principal Executive Officer)
Hanxiong Cai

/s/ Ernest Cheung     President, Chief Operating Officer,              October 11, 2006
--------------------- Secretary, Treasurer, Director
Ernest Cheung

/s/ Danny C. Hon      Chief Financial Officer, Director                October 11, 2006
--------------------- (Principal Financial and Accounting Officer)
Danny C. Hon

/s/ Cai Han Li        Director                                         October 11, 2006
---------------------
Cai Han Li

/s/ Zhao Ai Ling      Director                                         October 11, 2006
---------------------
Zhao Ai Ling
