Form 10QSB/A
period 2006-03-31
CHINA MEDIA1 CORP.
filed 2006-10-18
CIK 1202081

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549

                               FORM 10-QSB/A No. 2

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

                                EXPLANATORY NOTE

China Media1 Corp. is filing this Form 10-QSB/A No. 2 to its Quarterly Report on Form 10-QSB/A for the quarter ended March 31, 2006, as originally filed with the SEC on June 21, 2006. We have restated the deferred financing cost and discount on issuance of convertible promissory notes on the balance sheet as of December 31, 2005 from $155,258 and $580,764 to $nil and $nil respectively. As the gross revenue derived from the contract rights for the period ended December 31, 2005 did not meet one of the criteria considered as an event of default of the convertible promissory notes, the promissory notes become repayable upon demand from the holders. See Note 6 of the notes to the financial statements in the Form 10KSB/A for the year ended December 31, 2005 for details. The Company thus has written-off the remaining amount of the deferring financing cost of $155,258 and discount of convertible promissory note of $580,764 as of December 31, 2005. We had originally written off these amounts in the three month period ended March 31, 2006. We have also revised our financial statements as of December 31, 2005 and have filed an amended Annual Report on Form 10KSB to reflect the same.

The net effect of this restatement on our statement of operations was a reduction in net loss of $736,022 to $4,228,787 for the three month period ended March 31, 2006 with no change on the balance sheet as of March 31, 2006. The net loss per share was decreased to $0.12 from $0.14.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The following is the interim unaudited financial statements included in this Quarterly Report on Form 10-QSB:

Balance sheet as of March 31, 2006 (unaudited)                                 4

Statements of operations for the three months ended
March 31, 2006 and 2005 (unaudited)                                            5

Statements of cash flows for the three months ended
March 31, 2006 and 2005 (unaudited)                                            6

Notes to the financial statements (unaudited)                                  7

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
==================================================================================================

    The accompaning notes are an integral part of these financial statements

                               CHINA MEDIA1 CORP.
                       (formerly Eagle River Mining Corp.)
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
           For the three-month periods ended March 31, 2006 and 2005
                           (Expressed in U.S. Dollars)
                                   (Unaudited)

                                                                                    2006            2005
==========================================================================================================
                                                                                 (restated
                                                                                  - Note 6)
Operating expenses:
    Depreciation                                                                     6,166           1,918
    General and administrative                                                      90,463         112,547
    Interest expense (Note 7)                                                       41,912              --
----------------------------------------------------------------------------------------------------------
    Total operating expenses                                                       138,541         114,465
----------------------------------------------------------------------------------------------------------

Operating Loss                                                                    (138,541)       (114,465)

Other income and expenses
    Gain on conversion feature on convertible promissory notes to shares            13,066              --
    Change in fair value of conversion feature of promissory notes (Note 6)        241,857              --
    Change in fair value of warrants (Note 6 and 8)                                220,874              --
    Net loss from contract rights (Note 9)                                        (366,043)       (131,199)
    Write off of investment on contract right (Note 3a)                         (4,200,000)             --
----------------------------------------------------------------------------------------------------------
                                                                                (4,090,246)       (131,199)
----------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------
Net loss and comprehensive loss                                               $ (4,228,787)   $   (245,664)
==========================================================================================================

Net loss per share- basic and diluted                                         $      (0.12)   $      (0.01)
                                                                              ============================

Weighted average number of common shares outstanding:
  - basic and diluted                                                           35,290,143      32,588,444
                                                                              ============================

    The accompaning notes are an integral part of these financial statements

                               CHINA MEDIA1 CORP.
                       (formerly Eagle River Mining Corp.)
                            STATEMENTS OF CASH FLOWS
           For the three-month periods ended March 31, 2006 and 2005
                           (Expressed in U.S. Dollars)
                                   (Unaudited)

                                                                                     2006           2005
===========================================================================================================
                                                                                  (restated
                                                                                   - Note 6)
Cash flows from operating activities
  Net loss                                                                       $(4,228,787)   $  (245,664)
  Adjustments to reconcile net loss to net cash used in operating activities
    Change in fair value of conversion feature of convertible promissory notes      (241,857)            --
    Change in fair value of warrants                                                (220,874)            --
    Depreciation                                                                       6,166          1,918
    Gain on conversion feature on conversion of convertible notes to shares          (13,066)            --
    Imputed interest expense                                                           9,932             --
    Written-off investment on contract right                                       4,200,000             --
  Changes in operating assets and liabilities
    Decrease in prepaid expenses                                                      15,411             --
    Increase (decrease) in accounts payable                                           (9,807)        17,849
    Increase in debenture interest payable                                             8,317             --
-----------------------------------------------------------------------------------------------------------
  Net cash used in operating activities                                             (474,565)      (225,897)
-----------------------------------------------------------------------------------------------------------

Cash flows from investing activities
  Purchase of property, plant and equipment                                          (61,530)       (38,361)
  Cash paid to acquire contracts                                                          --       (200,000)
  Due from common control affiliate                                                  295,812        252,723
-----------------------------------------------------------------------------------------------------------
  Net cash flows used in investing activities                                        234,282         14,362
-----------------------------------------------------------------------------------------------------------

Cash flows from financing activities
  Advances from related parties                                                      235,359        209,864
-----------------------------------------------------------------------------------------------------------
  Net cash flows provided by financing activities                                    235,359        209,864
-----------------------------------------------------------------------------------------------------------

Decrease in cash                                                                      (4,924)        (1,671)

Cash and cash equivalents - beginning of period                                        6,974          3,267

-----------------------------------------------------------------------------------------------------------
Cash and cash equivalents - end of period                                        $     2,050    $     1,596
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

Going Concern Uncertainty

These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business for the foreseeable future. During the three month period ended March 31, 2006, the Company has incurred recurring operating losses of $4,228,787 and has a working capital deficiency of $4,154,893 and a shareholders deficiency of $2,766,752 as at March 31, 2006. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are to raise equity financing as required. As discussed in note 6, the Company is in default on its promissory notes and requires additional funds to maintain operations. These financial statements do not include any adjustments to the carrying value and classification of assets and liabilities that would be necessary should the Company be unable to continue operations as a going concern.

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

The net effect of the restatement was a reduction in net loss of $736,022 to $4,228,787 for the three month period ended March 31, 2006 with no change on the balance sheet as of March 31, 2006. The net loss per share was decreased to $0.12 from $0.14.

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

In connection with the offer and sale of the notes and the warrants, the Company paid $52,470 in broker's commission, a four percent restricted stock commission on the sale of the convertible notes at a value of $34,999, a five percent cash commission to be paid on any cash proceeds received by the Company on the exercise of any Series "A" or "B" warrants, Series "A" warrants to purchase up to 49,971 shares of the common stock of the Company and Series "B" warrants to purchase up to 49,971 shares of the common stock of the Company. The Company also paid $17,490 in due diligence and $71,000 on legal, regulatory filing and professional fees for the transaction. These deferred financing costs, totaling $175,959, have been written off as of December 31, 2005 as the gross revenue derived from the contract rights for the period ended December 31, 2005 could not meet one of the criteria considered as an event of default of the promissory notes.

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

The impact on the balance sheet and income statement of the bifurcation of the warrants and the conversion feature of the convertible promissory notes for the three months period ended March 31, 2006 is summarized as follows:

                                                             Liabilities
                                            --------------------------------------------
                                                                             Conversion
                                                                             Feature of
                                            Convertible                     Convertible
                                             Promissory                      Promissory
                                               Notes          Warrants          Note
                                            ------------    ------------    ------------
Balance as at December 31, 2005             $    874,500    $    857,510    $    599,657

Exercise of right to convert promissory
notes into shares                                (28,000)             --         (19,200)

Changes in fair value recognized in the
statements of operations                              --        (220,874)       (241,857)
                                            --------------------------------------------
Balance, March 31, 2006                     $    846,500    $    636,636    $    338,600
                                            ============================================

The fair value of the conversion feature of the note at March 31, 2006 using the Black-Scholes option pricing model with assumptions as follows:

Risk free interest rate                                            4.06%
Expected life of the conversion feature in years              1.00 years
Expected volatility                                               112.8%
Dividend per share                                                 $0.00

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

Item 2. Management's Discussion and Analysis or Plan of Operation

The information presented here should be read in conjunction with China Media1 Corp.'s (the "Company") financial statements and other information included in this Form 10-QSB/A No. 2. The Company's quarterly financial statements should be read in conjunction with its annual financial statements and the notes thereto for the financial year ended December 31, 2005 filed under Form 10-KSB/A.

Preliminary notes regarding forward-looking statements

The statements contained in this Form 10-QSB/A No.2 that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These include statements about the Company's expectations, beliefs, intentions or strategies for the future, which are indicated by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "the Company believes," "management believes" and similar words or phrases. The forward-looking statements are based on the Company's current expectations and are subject to certain risks, uncertainties and assumptions. The Company's actual results could differ materially from results anticipated in these forward-looking statements. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements.

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

Net Loss

We incurred a net loss of $4,228,787 (2005: $245,664) during the three months ended March 31, 2006 as the advertising revenues from the airport contracts have not been generated. We expect losses to continue for the next three months until sufficient advertising revenue is generated from the airport contract to exceed our cost structure.

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

Risks related to our business

Going concern

During the three months ended March 31, 2006, the Company has incurred recurring operating losses of $4,228,787 and has a working capital deficiency of $4,154,893 and a shareholders deficiency of $2,766,752 at March 31, 2006. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are to raise equity financing as required. The Company is in default on its promissory notes and requires additional funds to maintain operations.

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

Dated: October 11, 2006

CHINA MEDIA 1 CORP.


By: /s/ Hanxiong Cai
    ------------------------------
    Hanxiong Cai, Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)


By: /s/ Danny Hon
    ------------------------------
    Danny Hon
    Chief Financial Officer, Secretary and a member of the Board of Directors (principal financial and accounting officer)