Form 10QSB
period 2006-09-30
CHINA MEDIA1 CORP.
filed 2006-11-20
CIK 1202081

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2006

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

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 16, 2006, the issuer had 44,084,909 shares of its common stock issued and outstanding.

      Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                               CHINA MEDIA1 CORP.
                       (formerly Eagle River Mining Corp.)
                                 BALANCE SHEETS
                    September 30, 2006 and December 31, 2005
                      (Going Concern Uncertainty - Note 1)
                           (Expressed in U.S. Dollars)
                                   (Unaudited)

                                                                       2006          2005
                                                                   -----------   -----------
                                                                                  (Restated)
ASSETS

Current assets
  Cash and cash equivalents                                        $     9,400   $     6,974
  Due from common control affiliate (Note 4)                           893,733            --
  Prepaid expenses                                                          --        24,270
                                                                   -----------   -----------
Total current assets                                                   903,133        31,244

Property, plant and equipment, net of accumulated depreciation
  of $40,794 (Note 5)                                                  305,399        75,297
Due from common control affiliate (Note 4)                             516,299       892,368
Deferred financing costs (Note 6)                                           --            --
Discount on issuance of convertible promissory notes (Note 6)               --            --
                                                                   -----------   -----------
                                                                       821,698       967,665
                                                                   -----------   -----------
Total assets                                                       $ 1,724,831   $   998,909
                                                                   ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                                 $    82,473   $    83,709
  Interest payable on promissory notes (Notes 6 & 7)                    94,708        16,142
  Due to common control affiliate (Note 4)                                  --       605,487
  Due to related parties (Note 8)                                    1,452,402       559,450
  Income tax payable                                                   185,038       185,038
  Fair value of convertible promissory notes - current (Note 6)        996,500       874,500
  Fair value of conversion feature of notes - current (Note 6)         121,834       599,657
  Promissory note (Note 7)                                               5,000            --
                                                                   -----------   -----------
Total current liabilities                                            2,937,955     2,923,983
                                                                   -----------   -----------
  Fair value of warrant - non-current (Note 6)                         388,718       857,510
                                                                   -----------   -----------
Total liabilities                                                    3,326,673     3,781,493
                                                                   -----------   -----------
Commitments and contingencies (Note 3 and 12)                               --            --

Stockholders' deficiency:
  Common Stock, 1,500,000,000 shares authorized, par value of
    $0.00005 per share, 44,084,909 shares issued and outstanding         2,204         1,700
  Additional paid-in capital                                         4,333,298        51,912
  Accumulated deficit                                               (5,937,344)   (2,836,196)
                                                                   -----------   -----------
Total stockholders' deficiency                                      (1,601,842)   (2,782,584)
                                                                   -----------   -----------
Total liabilities and stockholders' deficiency                     $ 1,724,831   $   998,909
                                                                   ===========   ===========

    The accompaning notes are an integral part of these financial statements

                               CHINA MEDIA1 CORP.
                       (formerly Eagle River Mining Corp.)
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
  For the three-month and nine-month periods ended September 30, 2006 and 2005
                           (Expressed in U.S. Dollars)
                                   (Unaudited)

                                                                       Three months ended          Nine months ended
                                                                         September 30,               September 30,
                                                                   -------------------------   -------------------------
                                                                       2006          2005          2006          2005
                                                                   -----------   -----------   -----------   -----------
Operating expenses:
  Depreciation                                                     $    19,003   $     1,960   $    32,507   $     5,796
  General and administrative                                            57,744        23,016       355,707       367,248
  Interest expense                                                      60,294            --       150,800            --
                                                                   -----------   -----------   -----------   -----------
     Total operating expenses                                          137,041        24,976       539,014       373,044
                                                                   -----------   -----------   -----------   -----------
Operating Loss                                                        (137,041)      (24,976)     (539,014)     (373,044)
Other income and expenses
  Amortization of discount on issuance of convertible promissory
    notes (Note 6)                                                    (106,569)           --      (108,580)           --
  Gain on conversion feature on convertible promissory
    notes to shares                                                         --            --        13,066            --
  Change in fair value of conversion feature of promissory
    notes (Note 6)                                                     492,889            --       490,839            --
  Change in fair value of warrants (Note 6 and 8)                      542,806            --       545,155            --
  Amortization of deferred financing costs (Note 6)                    (21,882)           --       (22,295)           --
  Net income from contract rights (Note 9)                             164,324           360       719,681      (333,628)
  Write off of investment on contract right (Note 3a)                       --            --    (4,200,000)           --
                                                                   -----------   -----------   -----------   -----------
                                                                     1,071,568           360    (2,562,134)     (333,628)
                                                                   -----------   -----------   -----------   -----------
Net income (loss) and comprehensive income (loss)                  $   934,527   $   (24,616)  $(3,101,148)  $  (706,672)
                                                                   ===========   ===========   ===========   ===========
Net income (loss) per share- basic                                 $      0.02   $     (0.00)  $     (0.08)  $     (0.02)
                                                                   ===========   ===========   ===========   ===========
Net income (loss) per share- diluted                               $      0.02   $     (0.00)        (0.08)  $     (0.02)
                                                                   ===========   ===========   ===========   ===========
Weighted average number of common shares outstanding:
  - basic                                                           44,084,909    33,920,000    41,185,536    33,494,872
                                                                   ===========   ===========   ===========   ===========
  - diluted                                                         46,841,893    33,920,000    41,185,536    33,494,872
                                                                   ===========   ===========   ===========   ===========

    The accompaning notes are an integral part of these financial statements

                               CHINA MEDIA1 CORP.
                       (formerly Eagle River Mining Corp.)
           STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
             For the nine-month period ended September 30, 2006 and
                           year ened December 31, 2005
                           (Expressed in U.S. Dollars)
                                   (Unaudited)

                                                                                                                          Total
                                                            Common stock     Additional                               stockholders'
                                                         ------------------    paid-in   Accumulated  Compreshensive      equity
                                                           Shares    Amount    capital     Deficit         Loss        (deficiency)
                                                         ----------  ------  ----------  -----------  --------------  -------------
Total comprehensive loss                                                                               $   (67,343)
Balance, December 31, 2004                               30,140,000  $1,507  $  112,696  $  (109,318)                  $     4,885
Issuance of common stock upon the conversion of loan         80,000       4      19,996           --                        20,000
Issuance of common stock for acquisition of Airport and
  MTR projects                                            3,700,000     185    (132,692)     (67,493)                     (200,000)
Issuance of common stock for 4% commission on
  convertible notes                                          83,333       4      34,995           --                        34,999
Imputed interest calculated on due to related parties            --      --      16,917           --                        16,917
Net loss (Restated)                                              --      --          --   (2,659,385)   (2,659,385)     (2,659,385)
                                                         ----------  ------  ----------  -----------   ------------    -----------
Total comprehensive loss (Restated)                                                                     (2,659,385)
Balance, December 31, 2005 (Restated)                    34,003,333   1,700      51,912   (2,836,196)                   (2,782,584)
Issuance of common stock upon the conversion of
  promissory notes                                           81,576       4      28,549           --                        28,553
Issuance of common stock for acquisition of Shenzhen
  airport project                                        10,000,000     500   4,199,500           --                     4,200,000
Imputed interest calculated on due to related parties            --      --      47,203           --                        47,203
Transfer of adjusted cost of conversion feature on
  conversion of convertible promissoary notes to shares          --      --       6,134           --                         6,134
Net loss for the nine months ended September 30, 2006                                     (3,101,148)   (3,101,148)     (3,101,148)
                                                         ----------  ------  ----------  -----------   ------------    -----------
Total comprehensive loss                                                                               $(3,101,148)
                                                                                                       ===========
Balance, September 30, 2006                              44,084,909  $2,204  $4,333,298  $(5,937,344)                  $(1,601,842)
                                                         ==========  ======  ==========  ===========                   ===========

    The accompaning notes are an integral part of these financial statements

                               CHINA MEDIA1 CORP.
                       (formerly Eagle River Mining Corp.)
                            STATEMENTS OF CASH FLOWS
          For the nine-month periods ended September 30, 2006 and 2005
                           (Expressed in U.S. Dollars)
                                   (Unaudited)

                                                                  2006          2005
                                                              -----------   ----------
Cash flows from operating activities
  Net loss                                                    $(3,101,148)  $ (706,672)
  Adjustments to reconcile net loss to net cash used in
    operating activities
    Change in fair value of conversion feature of
      convertible promissory notes                               (490,839)          --
    Change in fair value of warrants                             (545,155)          --
    Depreciation                                                   32,507        5,906
    Translation adjustment                                                      (6,423)
    Amortization of deferred financing costs                       22,295           --
    Amortization of discount on issuance of convertible
      promissory notes                                            108,580           --
    Gain on conversion feature on conversion of convertible
      notes to shares                                             (13,066)          --
    Imputed interest expense                                       47,203           --
    Written-off investment on contract right                    4,200,000           --
  Changes in operating assets and liabilities
    Decrease in prepaid expenses                                   24,270           --
    Increase in accounts payable                                   (1,236)      22,169
    Increase in debenture interest payable                         79,115           --
                                                              -----------   ----------
  Net cash provided by (used in) operating activities             362,526     (685,020)
                                                              -----------   ----------
Cash flows from investing activities
  Purchase of property, plant and equipment                      (262,608)     (39,369)
  Cash paid to acquire contracts                                       --     (200,000)
  Collection on demand promissory note                                 --      181,208
  Due to (from) common control affiliate                       (1,123,149)    (698,511)
                                                              -----------   ----------
  Net cash flows provided by (used in) investing activities    (1,385,757)    (756,672)
                                                              -----------   ----------
Cash flows from financing activities
  Advances from related parties                                   892,952    1,439,997
  Issuance of promissory notes                                    155,000           --
  Increase in deferred financing costs                            (22,295)          --
                                                              -----------   ----------
  Net cash flows provided by financing activities               1,025,657    1,439,997
                                                              -----------   ----------
Increase (decrease) in cash                                         2,426       (1,695)

Cash and cash equivalents - beginning of period                     6,974        3,267
                                                              -----------   ----------
Cash and cash equivalents - end of period                     $     9,400   $    1,572
                                                              ===========   ==========
Supplemental Information :
Cash paid for :
  Interest expense paid in cash                               $    23,664   $       --
  Income taxes paid in cash                                            --           --
                                                              ===========   ==========
Non-cash investing and financing activity:
  Issuance of common stock upon conversion of convertible
    promissory notes                                          $    34,687   $   20,000
  Issuance of common stock for advertising contract             4,200,000           --
                                                              ===========   ==========

    The accompaning notes are an integral part of these financial statements

                               CHINA MEDIA1 CORP.
                       (formerly Eagle River Mining Corp.)

                          Notes to Financial Statements
                               September 30, 2006
                           (Expressed in U.S. Dollars)
                                   (Unaudited)

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

Going Concern Uncertainty

These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business for the foreseeable future. During the nine month period ended September 30, 2006, the Company has incurred recurring operating losses of $3,101,148 and has a working capital deficiency of $2,034,822 and a shareholders deficiency of $1,601,842 as at September 30, 2006. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are to raise equity financing as required. As discussed in note 6, the Company is in default on its convertible promissory note A and Note B and requires additional funds to maintain operations. These financial statements do not include any adjustments to the carrying value and classification of assets and liabilities that would be necessary should the Company be unable to continue operations as a going concern.

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

(I) Advertising Contracts

(a) December 26, 2004 Contracts

On December 26, 2004, the Company signed an agreement to acquire the following two contracts from Chuangrun:

(i)   Guangzhou Baiyun Airport Advertising Contracts:

      The contract provides for the installation and operation of one hundred large size scrolling advertising light boxes in the Guangzhou Baiyun International Airport ("GZ Airport") terminal departure hall ("GZ Airport Contract"). In connection therewith, the Company is required to pay RMB9,000,000 ($1,137,780) as a deposit seven days after the contract commences. Management fees of RMB36,000,000 ($4,551,120) per annum are payable to the airport authority on a quarterly basis with equal amounts for the first two years. Management fees of RMB37,080,000 ($4,687,654) per annum are payable on a quarterly basis with equal amounts for the third to fifth years. Management fees will then be increased to RMB40,788,000 ($5,156,419) per annum thereafter and are payable on a quarterly basis in equal amounts. The term of the contract is for a period of ten years with an option to renew for an additional ten year period. To date, due to the delay in scheduling by the airport authority, the installation of the scrolling signs and payment of the deposit of RMB9,000,000 ($1,137,780) still has not been paid.

      Subsequent to this contract, Chuangrun entered into an additional contract for installation of fifty exterior scrolling advertising light boxes at the GZ Airport and the contract was also assigned to the Company. In connection therewith, the Company is required to pay a deposit of RMB6,000,000 ($758,520) (paid) (Note 4) and management fees of RMB6,000,000 ($758,520), RMB9,000,000 ($1,137,780) and RMB12,000,000
      ($1,517,040) per annum payable on a half-yearly basis for the first three years, forth to sixth years and thereafter, respectively. The term of the contract is for a period of ten years with an option to renew for an additional ten years.

      In August 2006, the Company was made aware that Actionview, the Company's sign supplier (Note 3(II)), received a letter from Guangdong Airport Management Group Corporation ("Guangdong Management Corp.") that raised questions about the validity of the GZ Airport Contracts. Management of the Company, Chuangrun as well as the controlling shareholder of both the Company and Chuangrun, Mr. Adrian Cai, were unaware that there was any issue about the validity of the GZ Airport Contracts until Actionview contacted the Company shortly before Actionview filed a Form 8-K disclosing this matter. The Company has not received written confirmation from Guangdong Management Group or the GZ Airport regarding the validity of the GZ Airport Contracts; however, the Company has not contested the validity of the GZ Airport Contracts given verbal discussions the Company has held with Guangzhou Titan Media Company Ltd. ("Titan") and the GZ Airport amongst others. As a consequence, in order to protect the interest of the Company's shareholders, the controlling shareholder has arranged, at his own cost, to swap the GZ Airport Contracts with Titan for airport advertising contracts in Chengdu, Haikou and Xian (Note 3(c), (d) and
      (e)). Concurrently, Titan is attempting to negotiate new contracts with GZ Airport that would supersede the GZ Airport Contracts and if successful, will offer the contracts to the Company on a first right of refusal basis at a cost to be determined by the parties.

      The deposit of RMB6,000,000 made by the Company in relations to the GZ Airport has been credited back to the Company by Chuangrun. On November 14, 2006, a Notice was received by Chuangrun from GZ Airport related entity asking for resolution to the RMB6,000,000 ($758,520) deposit. Currently, Chuangrun and Titan are still in the process of negotiating new contracts with GZ Airport.

(ii) Guangzhou Mass Transit Railway ("MTR") Pillar Advertising Contract - the contract provides for wrapped pillar advertising for twelve stations along the Route No. 1 and 2 of the MTR system in the Province of Guangzhou, China. In connection therewith, the Company is required to pay a deposit of RMB1,200,000 ($151,704) (paid) (Note 4) and a monthly management fee of RMB100,000 ($12,642). The term of the contract is for a period of five years expiring on October 31, 2009. Due to the renovation work carried out at some of the stations for other new routes, the MTR authority allows the Company to put up wrapped pillar advertising in other stations of the Route No.1 and 2 in year 2006 without additional charges. The issues surrounding the validity of the GZ Airport Contracts do not impact this contract.

(b) Shenzhen Baoan International Airport Advertising Contract

On January 16, 2006, Guangzhou Titan Media Company Ltd. ("Titan") entered into the Shenzhen Baoan International Airport Advertising Contract with Shenzhen Airport Advertising Company Limited ("SZ Airport") for twelve large size advertising signage locations and twenty-four regular size advertising signage locations (the "SZ Airport Contract"). Under the terms of the SZ Airport Contract, Titan is required to pay SZ Airport a fee of RMB100,000 ($12,642) per year for each large size location and RMB70,000 ($8,849) for each small size location and a one year management fee of RMB 2,880,000 ($364,090) as a security deposit. The management fee relates to rent for usage of space at the airport terminal. The contract is for a term of ten years.

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

As of September 30, 2006, 8 large signs and 14 regular signs were installed. A deposit of RMB2,800,000 ($353,976) was paid. As the request of the SZ Airport, the size of the regular signs is made larger than that as stated in the advertising agreement. The fee for the regular signs and annual management fee will be adjusted through a supplementary agreement.

The issues surrounding the validity of the GZ Airport Contracts do not impact this contract.

(c) Chengdu International Airport

On September 8, 2006, the Company acquired an advertising contract for the Chengdu International Airport ("Chengdu Airport") from Titan ("Chengdu Airport Contract"). Titan is a third party to the Chengdu Airport Contract and therefore, consummated as an arm's length transaction. This contract provides for the installation of thirty-two signs of different sizes. The contract is for a term of eight years. Titan assigned the Chengdu Airport Contract to the Company for consideration of $1.00. Under the terms of the Chengdu Airport Contract, Titan is required to pay Chengdu Airport RMB55,000 ($6,953), RMB59,400 ($7,509), RMB60,500 ($7,648) and RMB63,250 ($7,996) per year for each location for the first two years, third year, fourth year, fifth year and onwards, respectively. A management fee of RMB660,000 ($83,437), RMB712,800 ($90,112),
RMB726,000 ($91,781) and RMB759,000 ($95,953) per year are also payable for the first two years, third year, fourth year, fifth year and onwards, respectively. A security deposit of RMB880,000 ($111,250) has to be paid within 7 days of signing the contract (paid in October 2006).

The assignment occurred through an operating agreement entered into between the Company, Titan and Chuangrun. Under the terms of the operating agreement, Titan and the Company appointed Chuangrun as exclusive agent for the Chengdu Airport Contract. The Company agreed to pay management fees to Chuangrun for its services as agent in the amount of 20% of all advertising revenues up to a total of $2.5 million in the aggregate, which will be increased to $3.0 million beginning in 2007, for all airports under which Chuangrun acts as exclusive agent. The management fees include all daily operating expenses but do not include project deposits and upfront fees.

(d) Xian International Airport

On September 8, 2006, the Company acquired an advertising contract for the Xian Xianyang International Airport ("Xian Airport") from Titan ("Xian Airport Contract"). Titan is a third party to the Xian Airport Contract and therefore, consummated as an arm's length transaction. This contract provides for the installation of twelve signs. The contract is for a term of eight years. Titan assigned the Xian Airport Contract to the Company for consideration of $1.00. Under the terms of the Xian Airport Contract, Titan is required to pay Xian Airport RMB35,000 ($4,425), RMB37,800 ($4,779), RMB41,580 ($5,257), RMB46,570
($5,887), RMB53,555 ($6,770) and RMB63,194 ($7,989) per year for each location for the first two years, third year, fourth year, fifth year, sixth year to seventh year and eighth year, respectively. Management fee of RMB420,000 ($53,096), RMB453,600 ($57,344), RMB498,960 ($63,079), RMB558,836 ($70,648),
RMB642,660 ($77,452), RMB758,336 ($95,869) per year are also payable for the first two years, third year, fourth year, fifth year, sixth year to seventh year and eighth year, respectively. A security deposit of RMB84,000 ($10,619) has to be paid within 5 days of signing the contract (paid).

The assignment occurred through an operating agreement entered into between the Company, Titan and Chuangrun. Under the terms of the operating agreement, Titan and the Company appointed Chuangrun as exclusive agent for the Chengdu Airport Contract. The Company agreed to pay management fees to Chuangrun for its services as agent in the amount of twenty percent of all advertising revenues up to a total of $2.5 million in the aggregate, which will be increased to $3.0 million beginning in 2007, for all airports under which Chuangrun acts as exclusive agent. The management fees include all daily operating expenses but do not include project deposits and upfront fees.

(e) Haikou International Airport

Titan is in the process of finalizing the terms of an agreement with Haikou International Airport, which is expected to provide for the installation of approximately 10 large and 17 small signs. Titan has agreed verbally to offer this advertising contract to the Company once completed on terms similar to the Chengdu Airport Contract as well as enter into an operating agreement between the Company, Titan and Chuangrun similar to the operating agreement that relates to the Chengdu Airport Contract.

(II) Sign Rental Agreement

Chuangrun entered into a rental agreement on May 13, 2005 with Actionview Far East Limited ("Actionview") on the Company's behalf. Part of the contract and related payments was for the interior and exterior signs for use in the Guangzhou Baiyun International Airport. Chuangrun, on behalf of the Company, will pay to Actionview fees equal to 30% of revenues generated or certain minimum amounts agreed upon by both parties for the first six months, then 25% of revenues for the next six months (or three months for certain signs) and 20% thereafter after the minimum amounts specified are achieved. The term of the contract is for five years expiring on March 31, 2010. Revenue is defined as the gross turnover less the business tax, sales commissions and premises rental fees. Actionview is responsible for installation and maintenance of the signs. On August 23, 2006, Actionview provided written notice to the Company terminating immediately the rental agreement. The Company accepted Actionview's termination of the agreement on August 24, 2006. There was no penalty payable by either party as a result of termination. As of November 10, 2006, no legal action has been initiated by either party.

(III) Significant Customer Contracts

On April 5, 2005, Chuangrun entered into an agreement with an advertising agency, Chi Shang Ling Yue Advertising Company Limited (the "Agency"), for supply advertisement on thirty scrolling advertising light boxes for a period of one year at the Guangzhou Baiyun International Airport, commencing the later of May 1, 2005 or after the light boxes are installed. The Agency has to pay the Company a 10% contract fulfillment guarantee in the amount of RMB5,184,000 ($655,361). The remaining 90% balance, or RMB46,656,000 ($5,898,252), will be paid within one month after the signs are installed. Chuangrun has assigned the rights under this agreement with the Agency to the Company as part of the Company's previous acquisition of the rights to display advertising at the Guangzhou Baiyun International Airport. When the light boxes are ready and advertising contracts are signed between the Agency and its advertising customers, there will be a penalty equal to 0.005% of the contract amounts if Chuangrun cannot install the advertisements in the light boxes according to the advertisement periods specified in the contracts entered into by the Agency with its customers.

On May 26, 2005, Chuangrun entered into an agreement with the Agency for the placement of advertisements on seventy light boxes throughout four different locations inside the Guangzhou New Baiyun Airport (the "Lightbox Contract"). Each box contains three poster advertisements. Chuangrun has assigned the rights under this agreement with the Agency to the Company as part of the Company's previous acquisition of the rights to display advertising at the Guangzhou New Baiyun Airport. The contract period is one year, commencing on September 1, 2005. The total completion price will be RMB107,520,000 ($13,592,678). The Agency will pay Chuangrun a 15% prepayment of RMB16,280,000 ($2,058,118) either when 30% of the lights boxes are up and ready for advertising placements or on August 15, 2005, which ever comes later. Within seven days of completing putting up all the posters, the remaining amount of RMB91,392,000 ($11,553,777) will be paid to Chuangrun.

Due to the issues surrounding the validity of the GZ Airport Contracts, the Agency notified the Company by written notice on October 25, 2006 that the two agreements to supply advertisement related to the GZ Airport were terminated effective August 1, 2006. The Company accepted the Agency's termination of the agreement through Chuangrun. There were no revenues generated by the Agency related to the GZ Airport Contracts during the term of the agreement with the Agency. The deposit placed by the Agency for placing light box advertisements at the GZ Airport in the amount of RMB5,184,000 ($655,361) will be refunded from the net revenue generated through the MTR pillar advertising contract.

(IV) Operating Contracts

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

The Company has agreed to pay management fees to Chuangrun of $1,500,000 for 2005, $2,000,000 for 2006 and $3,000,000 for each year thereafter, as consideration for Chuangrun's services. The management fees include all daily operating expenses but do not include project deposits and upfront fees. On July 11, 2006, the Company had entered into an amendment agreement with Chuangrun to limit the management fees to twenty percent of the gross revenue from the advertisement contracts effective from April 1, 2006 up to the annual amount as stated in the original operating contract. The issues surrounding the validity of the GZ Airport Contracts do not impact this contract.

The Company has entered into operating agreements with Titan and Chuangrun in relation to the SZ Airport Contract (Note 3(b)), Chengdu Airport Contract (Note 3(c)) and Xian Airport Contract (Note 3(d)).

Note 4 - Due to Common Control Affiliate

The breakdown of amounts due from Chuangrun can be summarized as follows:

                                         September 30,
                                              2006
                                         -------------
Current:
  Cash at bank                            $       18
  Trade accounts receivable                  808,962
  Production cost                              8,071
  Trade accounts payable                     (16,118)
  Accrued commission                        (517,462)
  Customer deposits                          (12,136)
  Current account with the Agency          1,012,750
  Current account with Chuangrun            (133,017)
  Income tax payable                        (257,335)
                                          ----------
  Current liabilities due to Chuangrun    $  893,733
                                          ----------
Long-term:
  Security deposits (Note 3)              $  516,299
                                          ----------
  Long term receivable from Chuangrun     $  516,299
                                          ----------
Net amount due from Chuangrun             $1,410,032
                                          ==========

Note 5 - Property, Plant and Equipment

Property, plant and equipment consist of the following:

                                 September 30,
                                     2006
                                 -------------
Equipment                          $276,583
Leasehold improvement                69,610
                                   --------
                                    346,193
Less: accumulated depreciation      (40,794)
                                   --------
Net book value                     $305,399
                                   ========

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

The impact on the balance sheet and income statement of the bifurcation of the warrants and the conversion feature of Note A for the nine months period ended September 30, 2006 is summarized as follows:

                                                         Assets                  Liabilities
                                                      -----------   -------------------------------------
                                                      Discount on                              Conversion
                                                      Issuance of                              Feature of
                                                      Convertible   Convertible               Convertible
                                                       Promissory    Promissory                Promissory
                                                          Notes        Notes       Warrants       Note
                                                      -----------   -----------   ---------   -----------
Balance as at December 31, 2005 (previously stated)    $ 580,764     $874,500     $ 857,510    $ 599,657

Write off of the discount as the result of default      (580,764)          --            --           --
                                                       ---------     --------     ---------    ---------
Balance as at December 31, 2005 (restated)                    --      874,500       857,510      599,657

Exercise of right to convert promissory
  notes into shares                                           --      (28,000)           --      (19,200)

Changes in fair value recognized in the
  statements of operations                                    --           --      (557,681)    (486,401)
                                                       ---------     --------     ---------    ---------
Balance, September 30, 2006                            $      --     $846,500     $ 299,829    $  94,056
                                                       =========     ========     =========    =========

The fair values of the conversion feature of Note A at June 30, 2006 and September 30, 2006 are estimated using the Black-Scholes option pricing model with assumptions as follows:

Risk free interest rate                                4.13% - 4.52%
Expected life of the conversion feature in years   0.50 - 0.75 years
Expected volatility                                    49.2% - 90.2%
Dividend per share                                             $0.00

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

As the Company did not pay interest to the note holder according to the terms of the agreement, Note B was regarded as in default as from July 1, 2006. The balance of the financing charges and discount on issuance of convertible note, $21,882 and $106,569, were thus written off in the quarter ended September 30, 2006.respectively.

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

The impact on the balance sheet and income statement of the bifurcation of the new Series "A" warrants and the conversion feature of Note B for the nine months period ended September 30, 2006 is summarized as follows:

                                             Assets                  Liabilities
                                          -----------   ------------------------------------
                                          Discount on                             Conversion
                                          Issuance of                             Feature of
                                          Convertible   Convertible              Convertible
                                           Promissory    Promissory               Promissory
                                              Note         Notes      Warrants       Note
                                          -----------   -----------   --------   -----------
Balance as at December 31, 2005            $      --      $     --     $    --     $    --

Issuance of convertible promissory
  notes on June 21, 2006                     108,580       150,000      76,363      32,216

Amortization of discount on note            (108,580)           --          --          --

Changes in fair value recognized in the
  statements of operations                        --            --      12,526      (4,438)
                                           ---------      --------     -------     -------
Balance, September 30, 2006                $      --      $150,000     $88,889     $27,778
                                           =========      ========     =======     =======

The fair values of the conversion feature of Note B at June 21, 2006, June 30, 2006 and September 30, 2006 are estimated using the Black-Scholes option pricing model with weighted average assumptions as follows:

Risk free interest rate                                4.11% to 4.47%
Expected life of the conversion feature in years   1.22 to 1.50 years
Expected volatility                                   71.7% to 132.0%
Dividend per share                                              $0.00

Note 7 - Promissory Note

On September 28, 2006, the Company issued a promissory note for $5,000 bearing interest at 10% per annum. The promissory note is due for repayment with interest on December 31, 2006. If the Company is in default of repayment, the principal amount plus interest accrued will bear interest at 18% per annum.

Note 8 - Related Party Transactions

Unless disclosed elsewhere in these financial statements, the Company entered into the following related party transactions:

      (a) The Company has an amount of $900,559 due to Archer Pacific Management Inc. ("Archer Pacific"), a company controlled by a director of the Company. The amounts due to Archer Pacific represent advances and payments made by the director on behalf of the Company. The outstanding amounts are non-interest bearing, unsecured and due on demand.

      (b) The Company has an amount of $545,000 due to Hanxiong Cai, a director of the Company. The amounts represent advances and payments made by the director on behalf of the Company. The outstanding amounts are non-interest bearing, unsecured and due on demand.

      (c) The Company has an amount due to an ex-officer of $6,843 relating to expenses incurred on behalf of the Company. The outstanding amount is non-interest bearing, unsecured and due on demand.

Note 9 - Warrants

As of September 30, 2006, there were 1,299,258 Series "A" warrants, 1,299,258 Series "B" warrants and 555,556 New Series "A" warrants outstanding (Note 6). Each Series "A" warrant entitles the holder to purchase one share of the common stock of the Company at an exercise price of $0.52 per share until November 1, 2009. Each Series "B" warrant entitles the holder to purchase one share of the common stock of the Company at an exercise price of $0.66 per share until November 1, 2009 and each new Series "A" warrant entitles the holder to purchase one share of the common stock of the Company at an exercise price of $0.44 per share until June 21, 2011.

The fair value of the Series "A" warrants, Series "B" and new Series "A" warrants was $388,718 as of September 30, 2006.

The fair values of the warrants at June 21, 2006, June 30, 2006 and September 30, 2006 are estimated using the Black-Scholes option pricing model with weighted average assumptions as follows:

Risk free interest rate                                3.90% to 4.47%
Expected life of the conversion feature in years   3.08 to 5.00 years
Expected volatility                                  128.8% to 132.0%
Dividend per share                                              $0.00

Note 10 - Net income (loss) from contract rights

The net income (loss) from contract rights (Note 3) is as follows:

                                                 Three months ended               Nine months ended
                                            -----------------------------   -----------------------------
                                            September 30,   September 30,   September 30,   September 30,
                                                 2006           2005            2006            2005
                                            -------------   -------------   -------------   -------------
Sales                                          $592,938        $554,765       $2,799,134     $1,219,457
Cost of sales                                    72,711          59,203          326,564        135,772
                                               --------        --------       ----------     ----------
Gross profit                                    520,227         495,562        2,472,570      1,083,685
Operating expenses
  Sales commission                               80,058          83,214          296,071        182,918
  Management fees (Note 3)                      119,819         375,000        1,025,663      1,125,000
  Repair and maintenance                          2,191              --            2,191             --
  Rent                                          100,086          36,988          174,804        109,395
                                               --------        --------       ----------     ----------
                                                302,154         495,202        1,498,729      1,417,313

Operating income (loss) before income tax       218,073             360          973,841       (333,628)
    Income tax                                   53,749              --          254,160             --
                                               --------        --------       ----------     ----------
Net income (loss) from contract rights         $164,324        $    360       $  719,681     $ (333,628)
                                               ========        ========       ==========     ==========

Note 11 - Earnings Per Share

Basic earnings (loss) per share are computed by dividing net earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net earnings available to common stockholders by the weighted-average number of common shares outstanding during the period increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued.

The following table sets forth the computations of shares and net loss used in the calculation of basic and diluted loss per share for the three-month and nine-month periods ended September 30, 2006 and 2005:

                                                     Three months ended           Nine months ended
                                                        September 30,               September 30,
                                                  -------------------------   -------------------------
                                                      2006          2005          2006          2005
                                                  -----------   -----------   -----------   -----------
Net income (loss) for the period                      934,527       (24,616)   (3,101,148)     (706,672)
Income impact of the assumed conversion                38,199            --            --            --
                                                  -----------   -----------   -----------   -----------
                                                      972,726       (24,616)   (3,101,148)     (706,672)
                                                  ===========   ===========   ===========   ===========
Weighted-average number of shares outstanding      44,084,909    33,920,000    41,185,536    33,494,872

Effective of dilutive securities :
Dilutive convertible note A                         2,341,984            --            --            --
Dilutive convertible note B                           415,000            --            --            --
Dilutive warrants A - antidiluted                          --            --            --            --
Dilutive warrants B - antidiluted                          --            --            --            --
Dilutive new warrants A - antidiluted                      --            --            --            --
                                                  -----------   -----------   -----------   -----------
Dilutive potential common shares                    2,756,984            --            --            --
                                                  -----------   -----------   -----------   -----------

Adjusted weighted-average shares and
  assumed conversions                              46,841,893    33,920,000    41,185,536    33,494,872
                                                  ===========   ===========   ===========   ===========
Basic income (loss) per share attributable to
  common shareholders                             $      0.02   $     (0.00)  $     (0.08)  $     (0.02)
                                                  ===========   ===========   ===========   ===========
Diluted income (loss) per share attributable to
  common shareholders                             $      0.02   $     (0.00)  $     (0.08)  $     (0.02)
                                                  ===========   ===========   ===========   ===========

The outstanding warrants A, warrants B and new warrants B were not included in the calculation as the effect would be antidilutive.

Note 12 - Contingent Liabilities

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

Plan of operations

      On or about February 1, 2005, we completed the acquisition through an assignment of exclusive advertising contracts in Guangzhou located the southern region of the People's Republic of China, from Mr. Cai Hanxiong, proprietor of the Guangzhou Chuangrun Advertising Company Limited located in the People's Republic of China; Mr. Cai Hanxiong also controls the voting common stock of China Media1 Corp. (the "Company") after the transaction. Chuangrun Media Limited of Hong Kong is the original party to the two (2) airport contracts discussed below, and Guangzhou Chuangrun Advertising Company Limited, located in the Peoples Republic of China ("China") is the original party to the Guangzhou Mass Transit Railway ("MTR") pillar advertising contract. The two companies are collectively "Chuangrun". The assignment from Chuangrun includes rights to the following three contracts:

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

      In January, 2006 we acquired a contract to install 12 large and 24 regular size scrolling light boxes at Shenzhen Baoan International Airport ("SZ Airport") by the issuance of 10 million restricted shares to Guangzhou Titan Media. Shenzhen is the first Special Economic Zone in China. Established in the early 80's, it had grown from a fishing village just outside of Hong Kong into a metropolis of over 10 million residents. The Airport is 35 km outside of Shenzhen city and serves a total population of about 25 million. It is the 5th busiest airport in China with 16 million passengers in 2005, ranking behind Beijing, Shanghai Pudong, Guangzhou and Shanghai Hongqui. In March, we installed 3 large size light boxes at the entrances of Building "A" Departure Level of the Airport. This is our first on location installation at an airport and we have gained invaluable experience through the exercise. In April we installed another 5 large size light boxes at the entrances of Building "B" Departure Level of the Airport. We have started signing up advertising clients, with a starting date of July 2006. We currently have Motorola, Samsung and Tissot at the Departure Level signs. Fourteen double sided signs have been installed at the Arrival Level of the Airport And the Agricultural Bank has taken 1 poster on each sign.

      Since the acquisition of the Guangzhou Baiyun International Airport ("GZ Airport") contracts, there is an ongoing dispute between Guangzhou Chuangrun Advertising Co. Ltd. ("Chuangrun") (our exclusive operating agent in China) and ActionView Far East Limited ("ActionView") (scrolling sign box supplier). We made aware in August 2006 that ActionView has received a letter from GZ Airport that raised questions about the validity of the two advertising contracts we acquired from Chuangrun. After lengthy discussions with Mr. Adrian Cai, controlling person of both the Company and Chuangrun; in order to protect the interest of the Company's shareholders, Mr. Cai has at his own cost, arranged to swap the two GZ Airport contracts with Titan Media for airport advertising contracts in Chengdu, Haikou and Xian. It was earlier this year that we acquired our Shenzhen Airport contract from Titan and it has started to generate revenue in the third quarter. This decision was made after careful consideration of the situation. Chengdu is the 6th largest airport in China and the contract covers 32 signs of different sizes. Haikou the 8th largest and covers 10 large and 17 small signs. Xian the 9th largest and covers 12 large signs. The combined net revenue of the 71 signs is projected to exceed that of the combined 150 signs in Guangzhou because we can avoid the high rental charge of the in-door signs ($ 3,750 or RMB 30,000 per sign per month) and the revenue sharing arrangement with ActionView in Guangzhou. There will be neither monetary nor share considerations in the swap and all the related costs will be borne by Mr. Cai. Currently, Titan is in the process of finalizing the terms of an agreement with Haikou International Airport, and will offer this advertising contract to the Company once completed on terms similar to the Chengdu Airport Contract as well as enter into an operating agreement between the Company, Titan and Chuangrun similar to the operating agreement that relates to the Chengdu Airport Contract.

As far as we can determine, there were two root problems with the GZ Airport contracts. First, they were signed about 2 years ago and the airport had since changed from a government agency into a private corporation together with a complete overhaul of management personnel. We have met with airport representatives several times and the receptions were either hot or cold depending on the person. Second, the ActionView design also posted a problem. Since signing of the GZ Airport contract and contract with ActionView, Chuangrun started to work with ActionView to develop a scrolling light box with LED display for the outside bus waiting area of the Airport based on ActionView's own design and technology in their light boxes. It has been over a year and the design and technology are still not totally satisfactory. Since the installation of the Shenzhen Airport Departure Level signs earlier this year, we have been experiencing a variety of problems that were not expected before. Although the signs were not purchased from ActionView, they were manufactured by the same factory using the same design and technology. This led to a much more thorough and careful examination of the product by Chuangrun's engineers, especially the glass, electrical, electrical interference, lighting system and overall stability problems. Effort was put in but problems persisted with the Shenzhen signs. These two problems combined to cause a lengthy delay as well as a lot of anxiety amongst all interested parties; shareholders and management included. Since the Shenzhen Airport installations, Chuangrun has learned a lot from the experience and has started to source alternate suppliers. The new signs installed at Shenzhen Airport Arrival Level are manufactured by a Guangzhou area specialty scrolling sign maker. They have also contacted a major sign maker in Shanghai that has installed 70% of scrolling signs in the Shanghai area. Both suppliers offer sophisticated state-of-the-art electronic/mechanical systems and are both specialized professional sign makers, and are eager to supply us at very reasonable prices. We will use these new suppliers for the three new airports and we do not expect the kind of problems with Shenzhen Airport to happen again.

Chengdu International Airport Contracts

      (a) Chengdu Aiport Contract. On August 1, 2006, Guangzhou Titan Media Company Ltd. entered into that certain Chengdu International Advertising Contract for 8 large size advertising signage locations and 24 small size advertising signage locations (the "Chengdu Airport Contract"). Under the terms of the Chengdu Airport Contract, Titan is required to pay Chengdu Airport RMB55,000, RMB59,400, RMB60,500 and RMB63,250 per year for each location for the first two years, third year, fourth year, fifth year and onwards, respectively. A management fee of RMB660,000, RMB712,800, RMB726,000 and RMB759,000 per year are also payable for the first two years, third year, fourth year, fifth year and onwards, respectively. A security deposit of RMB880,000 has to be paid within 7 days of signing the contract. The contract is for a term of 8 years. Titan assigned the Chengdu Airport contract to us for consideration of $1.00. We expect the Chengdu Airport contract to generate approximately $10,000,000 in revenues per year, starting in the 4th quarter of 2006. The assignment was effectuated through an operating agreement entered into between us and Titan.

      (b) Chengdu Operating Agreement. On September 8, 2006, the Company entered into an operating agreement with, Guangzhou Titan Media Company Limited, or Titan, and Guangzhou Chuangrun Advertising Co. Ltd., or GZ Chuangrun. GZ Chuangrun is owned by China Media1's Chief Executive Officer, Mr. Cai Hanxiong.

      Under the terms of the operating agreement, Titan has assigned and transferred to the Company all revenues generated from the operations relating to the agreement between Titan and the Chengdu International Airport for 8 large size advertising signage locations and 24 small size advertising signage locations (the "Chengdu Airport Contract"). Further, the Company has agreed to pay from such revenues assigned to the Company all of the operating expenses of GZ Chuangrun incurred relating to Chengdu Airport Contract, including, but not limited to, trade accounts payable, real property lease obligations, employee lease obligations, and taxes.

      Under the terms of the operating agreement, Titan and the Company appointed GZ Chuangrun as exclusive agent for the Chengdu Airport Contract. The Company agreed to pay management fees to GZ Chuangrun for its services as agent of: 20% of all advertising revenues up to a total of $2.5 million in the aggregate for all airports under which GZ Chuangrun acts as exclusive agent, which amount will be increased to $3.0 million beginning in 2007. The management fees include all daily operating expenses, but do not include project deposits and upfront fees.

Xian Xianyang International Airport Contracts

      (a) Xian Aiport Contract. On September 8, 2006, Guangzhou Titan Media Company Ltd. entered into that certain Xian Xianyang International Advertising Contract for 12 large size advertising signage locations (the "Xian Airport Contract"). Under the terms of the Xian Airport Contract, Titan is required to pay Xian Airport RMB35,000, RMB37,800, RMB41,580, RMB46,570, RMB53,555 and
RMB63,194 per year for each location for the first two years, third year, fourth year, fifth year, sixth year to seventh year and eighth year, respectively. Management fee of RMB420,000, RMB453,600, RMB498,960, RMB558,836, RMB642,660,
RMB758,336 per year are also payable for the first two years, third year, fourth year, fifth year, sixth year to seventh year and eighth year, respectively. A security deposit of RMB84,000 has to be paid within 5 days of signing the contract. The contract is for a term of 8 years. Titan assigned the Xian Airport contract to us for consideration of $1.00. We expect the Xian Airport contract to generate approximately $5,000,000 in revenues per year, starting in the 4th quarter of 2006. The assignment was effectuated through an operating agreement entered into between us and Titan. See Item 1.01 2(b).

      (b) Xian Operating Agreement. On September 8, 2006, the Company entered into an operating agreement with, Guangzhou Titan Media Company Limited, or Titan, and Guangzhou Chuangrun Advertising Co. Ltd., or GZ Chuangrun. GZ Chuangrun is owned by the Company's Chief Executive Officer, Mr. Cai Hanxiong.

      Under the terms of the operating agreement, Titan has assigned and transferred to the Company all revenues generated from the operations relating to the agreement between Titan and the Xian Xianyang International Airport for 12 large size advertising signage locations (the "Xian Airport Contract"). Further, the Company has agreed to pay from such revenues assigned to the Company all of the operating expenses of GZ Chuangrun incurred relating to Xian Airport Contract, including, but not limited to, trade accounts payable, real property lease obligations, employee lease obligations, and taxes.

      Under the terms of the operating agreement, Titan and the Company appointed GZ Chuangrun as exclusive agent for the Xian Airport Contract. The Company agreed to pay management fees to GZ Chuangrun for its services as agent of: 20% of all advertising revenues up to a total of $2.5 million in the aggregate for all airports under which GZ Chuangrun acts as exclusive agent, which amount will be increased to $3.0 million beginning in 2007. The management fees include all daily operating expenses, but do not include project deposits and upfront fees.

Guangzhou Airport

      We are in the process of negotiating with Guangzhou Airport to rectify the confusion of the original contracts. We have just received a letter from the Airport to ask us to deal with the RMB 6 million (approx. US$ 750,000) that is on deposit since August 2005 for the scrolling light box advertising locations. We have decided to leave the deposit with the Airport at an Agricultural Bank account until a decision has been reached concerning the contracts.

      Looking into the future, we can identify 3 different paths of expansion:

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

      iii. Other revenues - Our light boxes are designed not just for airports, they are also suitable for situations where there is a lot of pedestrian traffic and where public announcements are necessary, such as bus depots, train stations, etc.

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

For the three months ended September 30, 2006 versus September 30, 2005

Net Income (loss) from contract rights

Revenues

Revenues from our advertising contracts for the three month period ended September 30, 2006 increased to $592,938 from $554,765 for the three month period ended September 30, 2005. This increase is primarily attributable to the revenue of $223,749 derived from the SZ Airport advertising contracts.

Cost of Sales

Cost of sales increased to $72,711 for the three months ended September 30, 2006 from $59,203 for the three months ended September 30, 2005. This increase is primarily attributable to the increase in the production cost of the posters for the light boxes and the pillar wrap advertising materials following the increase in sales revenue.

Sales Commission

We pay sales commissions when we collect our receivables. We are responsible for the payments to Chuangrun for sales commissions earned by their employees. Sales commissions are 5%, 10% and 15% in 2005 and 3%, 5%, 10% and 15% in 2006 and 2007, respectively, for sales generated through existing client accounts, new advertising agencies and new customers, respectively. Sales commission decreased to $80,058 for the three months ended September 30, 2006 from $83,214 for the three months ended September 30, 2005.

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

Our management fees to Chuangrun decreased to $119,819 for the three months ended September 30, 2006 from $375,000 for the three months ended June 30, 2005 due to the change in the basis of calculation of the commission.

Net Income (Loss)

We recognized net income (from contract rights) of $164,324 for the three months ended September 30, 2006 as compared to a net income of $360 for the three months ended September 30, 2005. This increase is attributable to the increase in revenue from the MTR and SZ Airport advertising contracts together with limitation of the management fee to 20% of the advertising revenue in the quarter ended September 30, 2006.

For the nine months ended September 30, 2006 versus September 30, 2005

Net Income (loss) from contract rights

Revenues

Revenues from our MTR advertising contracts for the nine month period ended September 30, 2006 increased to $2,799,134 from $1,219,457 for the nine month period ended September 30, 2006. This increase is primarily attributable to the increase in revenue from the MTR advertising contracts and the revenue of $287,677 derived from the SZ Airport advertising contracts.

Cost of Sales

Cost of sales increased to $326,564 for the nine months ended September 30, 2006 from $135,772 for the nine months ended September 30, 2005. This increase is primarily attributable to the increase in the production cost of the posters for the light boxes and the pillar wrap advertising materials following the increase in sales revenue.

Sales Commission

We pay sales commissions when we collect our receivables. We are responsible for the payments to Chuangrun for sales commissions earned by their employees. Sales commissions are 5%, 10% and 15% in 2005 and 3%, 5%, 10% and 15% in 2006 and 2007, respectively, for sales generated through existing client accounts, new advertising agencies and new customers, respectively. Sales commission increased to $296,071 for the nine months ended September 30, 2006 from $182,918 for the nine months ended September 30, 2005.

Management fees

Our management fees to Chuangrun decreased to $1,025,663 for the nine months ended September 30, 2006 from $1,125,000 for the nine months ended September 30, 2005 due to change in the basis of calculation of management fee from April 1, 2006.

Net Income (Loss)

We recognized net income (from contract rights) of $719,681 for the nine months ended September 30, 2006 as compared to a net loss of $333,628 for the nine months ended September 30, 2005. This increase is attributable to the increase in revenue from the MTR and SZ Airport advertising contracts together with limitation of the management fee to 20% of the advertising revenue starting from the quarter ended June 30, 2006.

Liquidity and Working Capital

      We had a working capital deficiency of $2,034,822 as of September 30, 2006 and $2,892,739 (restated) as of December 31, 2005. We had cash of $9,400 as of September 30, 2006, compared to cash of $6,974 as of December 31, 2005. The difference results primarily from the issuance of $150,000 of convertible promissory notes and $5,000 promissory note during the nine month period ended September 30, 2006.

      Our operating activities provided $362,526 for the nine months ended September 30, 2006 as compared to $685,020 used during the nine months ended September 30, 2005.

      Net cash flows used in investing activities was $1,385,757 for the nine month period ended September 30, 2006 as compared to $756,672 used in investing activities for the nine months ended September 30, 2005. These cash flows were related to the deposit of RMB2,880,000 ($364,090) placed with SZ airport according to the terms of the advertising contract.

      Net cash flows provided by financing activities was $1,025,657 for the nine month period ended September 30, 2006 as compared to $1,439,997 for the nine months ended September 30, 2005.

      During the nine months ended September 30, 2006, the Company has a net loss of $3,101,148, has a working capital deficit of $2,034,822 and a shareholders deficiency of $1,601,842. During the year ended December 31, 2005, the Company has incurred net losses of $2,659,385 (restated) and has a working capital deficiency of $2,892,739 (restated) and a shareholders deficiency of $2,782,584 (restated). These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are to raise equity financing as required. There are no assurances that the Company will be successful in this regard. The Company is in default on its promissory notes and requires additional funds to maintain operations.

RISKS RELATED TO OUR SECURITIES

Our stock may be affected by limited trading volume and may fluctuate significantly in price.

      Our common stock is traded on the NASD OTC Bulletin Board. Trading in our stock has been limited and there can be no assurance that an active trading market for our stock will develop. As a result, this could adversely affect our shareholders' ability to sell our common stock in short time periods, or possibly at all. Thinly traded shares can be more volatile than shares traded in an active public market. The average daily trading volume of our common stock in October 2006 was 41,950 shares. The closing price of our common stock in 2006 has ranged from $0.12 and $0.43 per share. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance.

We have issued a substantial number of securities convertible into shares of our common stock which will result in substantial dilution to the ownership interests of our existing stockholders.

      As of November 16, 2006, approximately 9,794,350 shares of our common stock were reserved for issuance upon exercise or conversion of the following securities: (i) 5,668,056 shares representing approximately 175% of the number of shares of common stock issuable upon conversion in full of the outstanding convertible promissory notes dated November 1, 2005 (without regard to any limitations on conversion); (ii) 2,498,574 shares, representing the shares of common stock issuable upon exercise of in full of the warrants issued to the holders of the convertible promissory notes dated November 1, 2005 (without regard to any limitations on exercise); (iii) 99,942 shares issuable upon exercise of the warrants issued to the broker in connection with the issuance of the convertible promissory notes dated November 1, 2005; (iv) 972,222 shares representing 175% of the number of shares of common stock issuable upon full conversion of the outstanding promissory notes dated June 21, 2006 (without regard to limitation upon conversion); and (v) 555,556 shares representing the shares of common stock issuable upon exercise in full of the warrants issued to the holders of the convertible promissory notes dated June 21, 2006.

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

      Our common stock is deemed to be a "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. Penny stocks are stock:

o     With a price of less than $5.00 per share;

o     That are not traded on a "recognized" national exchange;

o     Whose prices are not quoted on the NASDAQ automated quotation system; or

o Of issuers with net tangible assets of less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $5.0 million (if issuer has been in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years.

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

      During the nine months ended September 30, 2006, the Company has a working capital deficit of $2,034,822 and a shareholders deficiency of $1,601,842. During 2005, we incurred recurring operating losses of $2,659,385 (restated) and has a working capital deficiency of $2,892,739 (restated) and a shareholders deficiency of $2,782,584 (restated) at December 31, 2005. These conditions raise substantial doubt about our ability to continue as a going concern. Management's plans in this regard are to raise equity financing as required. There are no assurances that we will be successful in this regard. We are in default on our promissory notes and require additional funds to maintain operations.

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

      Assuming that issued convertible notes and outstanding warrants have not been converted or exercised, our executive officers and/or their affiliated companies directly or beneficially own approximately 52% of our outstanding common stock as of November 16, 2006. As a result our executive officers may be able to significantly influence the management of the company and all matters requiring stockholder approval, including the election of directors. Such concentration of ownership may also have the effect of delaying or preventing a change in control of our company.

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

      Please refer to our Current Report on Form 8-K dated June 21, 2006.

Item 3. Defaults Upon Senior Securities.

      None.

Item 4. Submission of Matters to a Vote of Security Holders.

      None.

Item 5. Other Information.

      None.

Item 6. Exhibits.

Exhibit No.                               Description
-----------   ------------------------------------------------------------------
3.1           Articles of Incorporation (1)

3.2           Bylaws (Amended) (2)

4.1           Specimen Stock Certificate (1)

10.1 Agreement dated May 18, 2005 between Westcap Securities, Inc. and China Media1 Corporation (3)

10.2 Amended and Restated Operating Agreement dated October 10, 2005 between Chuangrun Media Company Limited, Guangzhou Chuangrun Advertising Co. Ltd. and China Media 1 Corp.(4)

10.3 Guangzhou New Baiyun Airport Bus Waiting Area Electronic Light Box Advertising Contract dated as of April 5, 2005 between Guangzhou Chuangrun Advertising Company Limited and Chi Shang Ling Yue Advertising Company Limited. (5)

10.4 Guangzhou New Baiyun Airport Electronic Light Box Advertising Contract dated as of May 26, 2005 between Guangzhou Chuangrun Advertising Company Limited and Chi Shang Ling Yue Advertising Company Limited. (5)

10.5 Agreement by and Between Chuangrun Media Limited and Actionview Far East Limited. (5)

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

----------
(1) Filed as an Exhibit to the Company's Registration Statement on Form SB-2, dated October 29, 2002 and filed in form 8-K on February 3, 2005 for the change of company name and authorized capital, and incorporated herein by this reference.

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

----------
*Previously Filed
**Filed Herewith

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 CHINA MEDIA1 CORP.

Dated November 17, 2006


                                 By /s/ Hanxiong Cai
                                    --------------------------------------------
                                    Hanxiong Cai
                                    Chief Executive Officer and
                                    Chairman of the Board of Directors
                                    (Principal executive officer)


                                 By /s/ Danny C. Hon
                                    --------------------------------------------
                                    Danny C. Hon
                                    Chief Financial Officer
                                    (Principal financial and accounting officer)