Form 10KSB/A
period 2005-12-31
CHINA MEDIA1 CORP.
filed 2006-12-22
CIK 1202081

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A #2

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

      Documents Incorporated by Reference: None.

      Transitional Small Business Disclosure Format: No.

                                EXPLANATORY NOTE

      China Media1 Corp. is filing this Form 10-KSB/A #2 to its Annual Report on Form 10-KSB for the year ended December 31, 2005, as originally filed with the SEC on May 31, 2006, to restate the deferred financing cost and discount on issuance of convertible promissory notes on the balance sheet as of December 31, 2005 from $155,258 and $580,764 to $nil and $nil respectively. As the gross revenue derived from the contract rights for the period ended December 31, 2005 did not meet one of the criteria considered as an event of default of the convertible promissory notes, the promissory notes become repayable upon demand from the holders. See Note 6 of the notes to the financial statements for details. The Company thus has written-off the remaining amount of the deferring financing cost of $155,258 and discount of convertible promissory note of $580,764 as of December 31, 2005. We originally wrote-off these costs in our quarterly report for the three month period ended March 31, 2006. We are filing revised financial information for the three month period ended March 31, 2006 to reflect these changes.

The net effect of the restatement was a decrease in total assets and an increase in total stockholders' deficiency by $736,022 on the balance sheet as of December 31, 2005 and an increase in net loss of $736,022 to $2,659,385 for the year ended December 31, 2005. The net loss per share was increased to $0.08 from $0.06.

The Company also inserted an additional note disclosure, Note 13, to provide information on the changes related to contracts with Guangzhou Baiyun International Airport.

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

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the restated financial position of the Company as at December 31, 2005 and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

As more fully described in Note 6, subsequent to the issuance of the Company's financial statements for the year ended December 31, 2005 and our initial report thereon dated April 25, 2006, discovery of facts existing at the date of our report resulted in a restatement of certain amounts in the financial statements. Our previous report dated April 25, 2006 has been withdrawn and the above referenced financial statements have been restated to reflect the write-off of the remaining deferred financing costs and discount on the convertible promissory note as of December 31, 2005 which resulted in a decrease in total assets and an increase in total stockholders' deficiency of $736,022 on the balance sheet as of December 31, 2005 and an increase in net loss of $736,022 for the year ended December 31, 2005.

As more fully described in Note 13, subsequent to the issuance of the Company's financial statements for the year ended December 31, 2005 and our initial report thereon dated April 25, 2006, discovery of facts that came to our attention after the date of our report resulted in the requirement for certain additional disclosures in the notes to the financial statements. Our previous report dated April 25, 2006 has been withdrawn and the above referenced financial statements have been amended to disclose issues surrounding the validity of the advertising contracts for the installation and operation of 100 advertising light boxes in the airport's departure hall and 50 outdoor advertising light boxes at the Guangzhou Baiyun International Airport.

As discussed in Note 1 to the financial statements, the Company's recurring losses from operations and working capital deficiency raise substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada                                          /s/ Ernst & Young LLP
April 25, 2006                                             Chartered Accountants
(except for Note 6 which is as of
September 29, 2006 and Note 13
which is as of November 21, 2006)

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




Vancouver, Canada                          /s/ Moore Stephens Ellis Foster Ltd.
March 22, 2005                                            Chartered Accountants

                               CHINA MEDIA1 CORP.
                       (formerly Eagle River Mining Corp.)
                                 BALANCE SHEETS
                           December 31, 2005 and 2004
                      (Going Concern Uncertainty - Note 1)
                           (Expressed in U.S. Dollars)

                                                                               2005           2004
------------------------------------------------------------------------ -- ------------ -- ---------
                                                                            (restated -
                                                                              Note 6)
ASSETS

Current assets
  Cash and cash equivalents                                              $        6,974  $     3,267
  Demand note receivable from related party                                           -      181,208
  Prepaid expenses                                                               24,270            -
------------------------------------------------------------------------ -- ------------ -- ---------
Total current assets
                                                                                 31,244      184,475
Property, plant and equipment, net of accumulated depreciation of
$8,287 (Note 5)                                                                  75,297            -
Due from common control affiliate (Note 4)                                      892,368            -
------------------------------------------------------------------------ -- ------------ -- ---------
                                                                                967,665            -
------------------------------------------------------------------------ -- ----------- -- ---------
Total assets                                                             $      998,909  $   184,475
======================================================================== == ============ == =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payables                                                      $       83,709  $     5,830
  Interest payable on convertible promissory note (Note 6)                       16,142            -
  Due to common control affiliate (Note 4)                                      605,487            -
  Due to related party (Note 7)                                                 559,450      153,760
  Income tax payable (Note 11)                                                  185,038            -
  Convertible note due to related party (Note 7)                                      -       20,000
  Fair value of convertible promissory notes (Note 6)                           874,500            -
  Fair value of conversion feature of convertible promissory notes
   (Note 6)                                                                     599,657            -
  Fair value of warrants (Note 6)                                               857,510            -
------------------------------------------------------------------------ -- ------------ -- ---------
                                                                              3,781,493      179,590
------------------------------------------------------------------------ -- ------------ -- ---------
Commitments and contingencies (Note 3, 12 and 13)                                     -            -

Stockholders' equity (deficiency):
  Common Stock, 1,500,000,000 shares authorized, par value of $0.00005 per share, 34,003,333 shares issued and outstanding (2004: 30,140,000)
    (Note 8)                                                                      1,700        1,507
  Additional paid-in capital (Note 8a)                                           51,912      112,696
  Accumulated deficit                                                        (2,836,196)    (109,318)
------------------------------------------------------------------------ -- ------------ -- ---------
Total stockholders' equity (deficiency)                                      (2,782,584)        4,885
------------------------------------------------------------------------ -- ------------ -- ---------
Total liabilities and stockholders' equity                               $      998,909  $   184,475
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

See also Notes 12 and 13

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

Note 12 - Subsequent Event and Commitments and Contingent Liabilities (See also
Note 13)

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

Note 13 Subsequent Event - Changes Related to Contracts with Guangzhou Baiyun International Airport

(A) Validity of Contracts with Guangzhou Baiyun International Airport

As described in Note 3(a)(i), the Company signed agreements to acquire the following: (1) a contract between Chuangrun and the Guangzhou Baiyun International Airport for the installation and operation of 100 advertising light boxes in the airport's departure hall in December 2004; and (2) a contract between Chuangrun and the Guangzhou Baiyun International Airport for the installation and operation of 50 outdoor advertising light boxes in March 2005 (collectively the "GZ Airport Contracts").

In August 2006, the Company was made aware that Actionview, the Company's sign supplier for these airport contracts (Note 3(b)), had received a letter from Guangdong Airport Management Group Corporation that raised questions about the validity of the GZ Airport Contracts. Management of the Company and Chuangrun as well as Mr. Adrian Cai, the controlling shareholder of both the Company and Chuangrun, were unaware that there was any issue about the validity of the GZ Airport Contracts until Actionview contacted the Company. Immediately thereafter, two courses of action were taken to address this situation. First, in order to protect the interests of the Company's shareholders, the controlling shareholder arranged, at his own cost, to swap the GZ Airport Contracts with Titan for airport advertising contracts at the Chengdu International Airport, the Xian Xianyang International Airport and the Haikou International Airport (see below). Second, the Company contacted officials of the Guangzhou Baiyun International Airport and learned that the issues surrounding the validity of the GZ Airport Contracts resulted from management confusion within the Guangzhou Baiyun International Airport concerning prior contracts as a result of an earlier management reorganization at this airport. In response to a notice received from the Guangzhou Baiyun International Airport on November 14, 2006 (Note 13(B)(b)(i)(a.)), the RMB6.0 million ($743,640) deposit related to one of the GZ Airport Contracts that Chuangrun had previously placed with the Guangzhou Baiyun International Airport will remain with this airport while the process of attempting to renegotiate advertising contracts with this airport continues (see below).

The terms of the advertising contracts referred to above as part of the first course of action are as follows:

      (i) Chengdu International Airport

      On September 8, 2006, the Company acquired an eight year advertising contract at the Chengdu International Airport for the installation and operation of thirty-two signs of different sizes (the "Chengdu Airport Contract") from Titan. Titan assigned the Chengdu Airport Contract to the Company for consideration of $1.00. Under the terms of the Chengdu Airport Contract, Titan is required to pay rent to Chengdu International Airport of RMB55,000 per sign in each of the first and second years, RMB59,400 per sign in the third year, RMB60,500 per sign in the fourth year and RMB63,250 per sign in each of the remaining four years. Titan is also required to pay a management fee to Chengdu International Airport of RMB660,000 in each of the first and second years, RMB712,800 in the third year, RMB726,000 in the fourth year and RMB759,000 in each of the remaining four years. Finally, a security deposit of RMB880,000 was paid by Titan to the Chengdu International Airport within 7 days of signing the contract.

      (ii) Xian Xianyang International Airport

      On September 8, 2006, the Company acquired an eight year advertising contract at the Xian Xianyang International Airport for the installation and operation of twelve signs (the "Xian Airport Contract") from Titan. Titan assigned the Xian Airport Contract to the Company for consideration of $1.00. Under the terms of the Xian Airport Contract, Titan is required to pay rent to Xian Xianyang International Airport of RMB35,000 per sign in each of the first and second years, RMB37,800 per sign in the third year, RMB41,580 per sign in the fourth year, RMB46,570 per sign in the fifth year, RMB53,555 per sign in each of the sixth and seventh years and RMB63,195 per sign in the eighth year. Titan is also required to pay a management fee to Xian Xianyang International Airport of RMB420,000 in each of the first and second years, RMB453,600 in the third year, RMB498,960 in the fourth year, RMB558,836 in the fifth year, RMB642,660 in each of the sixth and seventh years and RMB758,336 in the eighth year. Finally, a security deposit of RMB84,000 was paid by Titan to the Xian Xianyang International Airport within 5 days of signing the contract.

      (iii) Haikou International Airport

      Titan is in the process of finalizing the terms of an advertising contract at the Haikou International Airport for the installation of approximately ten large signs and seventeen small signs. Titan has verbally agreed to offer this advertising contract to the Company once completed on terms similar to the Chengdu Airport Contract.

Additionally, similar to the GZ Airport Contracts (Note 3(a)(i)) and the SZ Airport Contract (Note 12), the Company entered into operating agreements with Chuangrun relating to the Chengdu Airport Contract and the Xian Airport Contract. Specifically, Titan and the Company appointed Chuangrun as exclusive agent for the Chengdu Airport Contract and the Xian Airport Contract. Under the terms of the operating agreements, Titan has assigned and transferred to the Company all revenues generated from the operations of the Chengdu Airport Contract and the Xian Airport Contract. Further, the Company has agreed to pay from such revenues all of the operating expenses incurred by Chuangrun relating to the Chengdu Airport Contract and the Xian Airport Contract, including, but not limited to, trade accounts payable, real property lease obligations, employee obligations and taxes. In addition, management fees are payable to Chuangrun under these operating agreements as described below (Note 13(B)(a)(iv)).

Finally, concurrent with the above, Titan is attempting to negotiate new contracts with Guangzhou Baiyun International Airport that would supersede the GZ Airport Contracts and if successful, Titan will offer the contracts to the Company on a first right of refusal basis at a cost to be determined by the parties.

(B) Effect on the Presentation and Disclosure of These Financial Statements

In addition to the matters described above, the effect of the issues surrounding the validity of the GZ Airport Contracts on the presentation and disclosure of these financial statements are as follows:

(a) Effect on the Company's Related Contracts

The effect of the issues surrounding the validity of the GZ Airport Contracts on the Company's related contracts are as follows:

      (i) MTR Pillar Advertising Contract (Note 3(a)(ii))

      The issues surrounding the validity of the GZ Airport Contracts do not impact this contract.

      (ii) Sign Rental Agreement with Actionview (Note 3(b))

      On August 23, 2006, Actionview sent the Company a formal written notice terminating immediately the sign rental agreement entered into on May 13, 2005. The Company accepted Actionview's termination of the agreement on August 24, 2006. There were no penalties payable by either party as a result of termination. To date, no legal action has been initiated by either party.

      (iii) Significant Customer Contracts (Note 3(c))

      On October 25, 2006, the Agency notified the Company by written notice that the two agreements to supply advertisements at the Guangzhou Baiyun International Airport were terminated effective August 1, 2006. The Company accepted the Agency's termination of the agreement through Chuangrun. There were no revenues generated by the Agency related to the GZ Airport Contracts during the term of the agreement with the Agency. The deposit paid by the Agency to Chuangrun in the amount of RMB5,184,000 ($642,505) will be refunded to the Agency from the net revenue generated through the MTR pillar advertising contract.

      (iv) Chuangrun Operating Contract (Note 3(d))

      On July 11, 2006, the Company entered into an amended agreement with Chuangrun to limit the management fees paid to Chuangrun by the Company for all airport contracts for which Chuangrun acts as exclusive agent to twenty percent of all advertising revenues up to a total of $2.5 million in the aggregate for the year ended December 31, 2006 and up to a total of $3.0 million in the aggregate for the year ended December 31, 2007. The management fees the Company must pay to Chuangrun include all daily operating expenses incurred by Chuangrun under the terms of the operating agreements. Any project deposits and upfront fees are the responsibility of the Company. The issues surrounding the validity of the GZ Airport Contracts do not impact this amended operating agreement.

      (v) SZ Airport Contract and Related Operating Agreement (Note 12)

      The issues surrounding the validity of the GZ Airport Contracts do not impact these contracts. However, the terms of the related operating agreement with Chuangrun have been amended as described above.

(b) Effect on the Company's Balance Sheet and Statement of Operations as at and for the Year Ended December 31, 2005

The effect of the issues surrounding the validity of the GZ Airport Contracts on the Company's balance sheet and statement of operations as at and for the year December 31, 2005 are as follows:

      (i) Balance Sheet

            a. Security deposit of $743,640 receivable from Chuangrun

            On November 14, 2006, Chuangrun received a notice from the Guangzhou Baiyun International Airport with respect to the deposit of RMB6.0 million ($743,640) it had previously placed with the Guangzhou Baiyun International Airport under one of the GZ Airport Contracts. The notice requested Chuangrun to make arrangements to receive back its deposit. However, as Titan is attempting to negotiate with the Guangzhou Baiyun International Airport to secure new advertising contracts that Titan has agreed to offer on a first right of refusal basis to the Company, Chuangrun and the Company have decided to leave the deposit with the Guangzhou Baiyun International Airport until a decision has been reached regarding the new contracts.

            b. Recapitalization transaction

            The issues surrounding the validity of the GZ Airport Contracts do not affect the accounting for the recapitalization transaction described in Note 1.

            c. Equipment of $49,167

            The issues surrounding the validity of the GZ Airport Contracts do not impact the carrying value of equipment with a net book value of $49,167 as this LED equipment can and will be used for other airport advertising contracts.

            (ii) Statement of Operations

            No revenue was recognized from the GZ Airport Contracts during the year ended December 31, 2005 and therefore, the Company's net loss from contract rights is not affected by the issues surrounding the validity of the GZ Airport Contracts.

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


Signatures            Title                                                 Date
---------------------------------------------------------------------------------------
/s/ Hanxiong Cai      Chief Executive Officer, Director                November 22, 2006
--------------------- (Principal Executive Officer)
Hanxiong Cai

/s/ Ernest Cheung     President, Chief Operating Officer,              November 22, 2006
--------------------- Secretary, Treasurer, Director
Ernest Cheung

/s/ Danny C. Hon      Chief Financial Officer, Director                November 22, 2006
--------------------- (Principal Financial and Accounting Officer)
Danny C. Hon

/s/ Cai Han Li        Director                                         November 22, 2006
---------------------
Cai Han Li

/s/ Zhao Ai Ling      Director                                         November 22, 2006
---------------------
Zhao Ai Ling
